Form 10-Q
period 2022-06-30
Westrock Coffee Co
filed 2022-08-29
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number: 001-41485

WESTROCK COFFEE COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0977200
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 River Bluff Drive, Suite 210
Little Rock, Arkansas	72202
(Address of Principal Executive Offices)	(Zip Code)

(501) 320-4880

(Registrant’s Telephone Number, Including Area Code)

WESTROCK COFFEE HOLDINGS, LLC

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of common stock, par value $0.01 per share	WEST	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock, par value $0.01 per share	WESTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	◻	Accelerated filer	◻	Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ⌧

As of August 29, 2022, the Registrant had 73,033,991 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

During the quarter ended June 30, 2022, the registrant was a Delaware limited liability company called Westrock Coffee Holdings, LLC. On August 26, 2022, the registrant converted from a Delaware limited liability company to a Delaware corporation called “Westrock Coffee Company” in connection with the closing of its de-SPAC merger transaction with Riverview Acquisition Corp., a special purpose acquisition vehicle and a Delaware corporation. References to “Westrock,” “we,” “us,” and “our,” prior to the effective time of the conversion, refer to the registrant when it was a Delaware limited liability company called “Westrock Coffee Holdings, LLC” and such references following the effective time of the conversion, refer to the registrant in its current corporate form as a Delaware corporation called “Westrock Coffee Company.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements regarding, but not limited to, our expectations, hopes, beliefs, intention or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risk related to the following:

●	our history of net losses;

●	volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;

●	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;

●	deterioration in general macroeconomic conditions;

●	disruption in operations at any of our production and distribution facilities;

●	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;

●	failure to retain key personnel or recruit qualified personnel;

●	risks associated with operating a coffee trading business and a coffee-exporting business;

●	consolidation among our distributors and customers or the loss of any key customer;

●	complex and evolving U.S. and international laws and regulations, and noncompliance subjecting us to criminal or civil liability;

●	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;

●	our inability to effectively manage the growth and increased complexity of our business;

●	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;

●	our inability to secure the additional capital needed to operate and grow our business;

●	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;

●	a material failure, inadequacy or interruption of our information technology systems;

●	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;

●	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;

●	our inability to comply with the financial covenants contained in our credit agreement;

●	our inability to complete the construction of our new facility in Conway, Arkansas in time or incurring additional expenses in the process;

●	our corporate structure and organization; and

●	our being a public company;

●	the possible resurgence of COVID-19 and emergence of new variants of the virus on the foregoing; and

●	other risks, uncertainties and factors set forth in the “Risk Factors” section in the Company’s Form S-4 (File No. 333-264464) filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2022, as amended by Amendments No. 1, 2, 3 and 4 thereto filed with SEC on June 10, 2022, July 15, 2022, August 1, 2022 and August 3, 2022, respectively (the “Registration Statement”), and in the “Management’s Discussion and Analysis” section of this Quarterly Report on Form 10-Q.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the Registration Statement or in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Westrock Coffee Company

(f/k/a Westrock Coffee Holdings, LLC)

FORM 10-Q

June 30, 2022

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

(f/k/a Westrock Coffee Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except unit values)	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$14,343	$19,344
Restricted cash	3,842	3,526
Accounts receivable, net of allowance for credit losses of $2,392 and $3,749, respectively	96,001	85,795
Inventories	155,323	109,166
Derivative assets	15,692	13,765
Prepaid expenses and other current assets	8,894	6,410
Total current assets	294,095	238,006

Property, plant and equipment, net	131,802	127,613
Goodwill	97,053	97,053
Intangible assets, net	122,565	125,914
Other long-term assets	15,931	4,434
Total Assets	$661,446	$593,020

LIABILITIES, REDEEMABLE UNITS, AND UNITHOLDERS' DEFICIT
Current maturities of long-term debt	$8,157	$8,735
Short-term debt	67,871	4,510
Short-term related party debt	—	34,199
Accounts payable	117,871	80,405
Derivative liabilities	7,583	14,021
Accrued expenses and other current liabilities	29,842	26,370
Total current liabilities	231,324	168,240

Long-term debt, net	297,044	277,064
Subordinated related party debt	13,300	13,300
Deferred income taxes	20,132	25,515
Other long-term liabilities	11,589	3,028
Total liabilities	573,389	487,147

Commitments and contingencies (Note 16)

Series A Redeemable Common Equivalent Preferred Units: $0 par value, 222,150,000 units authorized, issued and outstanding	277,762	264,729
Series B Redeemable Common Equivalent Preferred Units: $0 par value, 17,000,000 units authorized, issued and outstanding	17,991	17,142

Unitholders' Deficit
Common Units: $0 par value 375,420,213 units authorized; 332,209,476 units and 329,042,787 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	60,975	60,973
Accumulated deficit	(276,196)	(251,725)
Accumulated other comprehensive income	4,724	12,018
Total unitholders' deficit attributable to Westrock Coffee Holdings, LLC	(210,497)	(178,734)
Noncontrolling interest	2,801	2,736
Total unitholders' deficit	(207,696)	(175,998)

Total Liabilities, Redeemable Units and Unitholders' Deficit	$661,446	$593,020

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

(f/k/a Westrock Coffee Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per unit data)	2022	2021	2022	2021
Net sales	$223,413	$171,144	$409,841	$326,475
Costs of sales	184,515	136,791	332,512	258,987
Gross profit	38,898	34,353	77,329	67,488

Selling, general and administrative expense	35,048	31,819	70,109	63,506
Acquisition, restructuring and integration expense	2,304	926	4,787	1,943
Loss (gain) on disposal of property, plant and equipment	184	(25)	289	243
Total operating expenses	37,536	32,720	75,185	65,692

Income from operations	1,362	1,633	2,144	1,796
Other (income) expense, net	(133)	(58)	(1,110)	(238)
Interest expense	8,813	8,261	16,861	15,669
Loss before income taxes	(7,318)	(6,570)	(13,607)	(13,635)
Income tax benefit	(1,499)	(502)	(3,083)	(1,443)
Net loss	$(5,819)	$(6,068)	$(10,524)	$(12,192)
Net (loss) income attributable to non-controlling interest	(106)	26	65	336
Net loss attributable to unitholders	(5,713)	(6,094)	(10,589)	(12,528)
Accumulating preferred dividends	(7,145)	(6,109)	(13,882)	(11,848)
Net loss attributable to common unitholders	$(12,858)	$(12,203)	$(24,471)	$(24,376)

Loss per common unit:
Basic	$(0.04)	$(0.04)	$(0.07)	$(0.07)
Diluted	$(0.04)	$(0.04)	$(0.07)	$(0.07)

Weighted-average number of units outstanding
Basic	332,209	329,043	331,195	328,062
Diluted	332,209	329,043	331,195	328,062

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

(f/k/a Westrock Coffee Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Net loss	$(5,819)	$(6,068)	$(10,524)	$(12,192)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on derivative instruments	(2,425)	4,526	(7,285)	3,510
Foreign currency translation adjustment	(9)	21	(9)	(65)
Total other comprehensive (loss) income	(2,434)	4,547	(7,294)	3,445
Comprehensive loss	(8,253)	(1,521)	(17,818)	(8,747)
Comprehensive (loss) income attributable to non-controlling interests	(106)	26	65	336
Comprehensive loss attributable to unitholders	(8,147)	(1,547)	(17,883)	(9,083)
Accumulating preferred dividends	(7,145)	(6,109)	(13,882)	(11,848)
Comprehensive loss attributable to common unitholders	$(15,292)	$(7,656)	$(31,765)	$(20,931)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

(f/k/a Westrock Coffee Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
					Other
	Common Units		Additional	Accumulated	Comprehensive	Non-Controlling
(Thousands)	Units	Amount	Paid-in Capital	Deficit	Income	Interest	Total Deficit
Balance at March 31, 2021	329,043	$—	$60,056	$(217,743)	$2,718	$2,407	$(152,562)

Net income (loss)	—	—	—	(6,094)	—	26	(6,068)

Other comprehensive income (loss)	—	—	—	—	4,547	—	4,547

Equity-based compensation	—	—	306	—	—	—	306

Accumulating preferred dividends	—	—	—	(6,109)	—	—	(6,109)
Balance at June 30, 2021	329,043	$—	$60,362	$(229,946)	$7,265	$2,433	$(159,886)

Balance at March 31, 2022	332,210	$—	$60,667	$(263,338)	$7,158	$2,907	$(192,606)

Net income (loss)	—	—	—	(5,713)	—	(106)	(5,819)

Other comprehensive income (loss)	—	—	—	—	(2,434)	—	(2,434)

Equity-based compensation	—	—	308	—	—	—	308

Accumulating preferred dividends	—	—	—	(7,145)	—	—	(7,145)
Balance at June 30, 2022	332,210	$—	$60,975	$(276,196)	$4,724	$2,801	$(207,696)

					Accumulated
					Other
	Common Units		Additional	Accumulated	Comprehensive	Non-Controlling
(Thousands)	Units	Amount	Paid-in Capital	Deficit	Income	Interest	Total Deficit
Balance at December 31, 2020	325,983	$—	$59,912	$(205,570)	$3,820	$2,097	$(139,741)

Net income (loss)	—	—	—	(12,528)	—	336	(12,192)

Other comprehensive income	—	—	—	—	3,445	—	3,445

Equity-based compensation	3,060	—	612	—	—	—	612

Net unit settlement	—	—	(162)	—	—	—	(162)

Accumulating preferred dividends	—	—	—	(11,848)	—	—	(11,848)
Balance at June 30, 2021	329,043	$—	$60,362	$(229,946)	$7,265	$2,433	$(159,886)

Balance at December 31, 2021	329,043	$—	$60,973	$(251,725)	$12,018	$2,736	$(175,998)

Net income (loss)	—	—	—	(10,589)	—	65	(10,524)

Other comprehensive income	—	—	—	—	(7,294)	—	(7,294)

Equity-based compensation	3,167	—	479	—	—	—	479

Net unit settlement	—	—	(477)	—	—	—	(477)

Accumulating preferred dividends	—	—	—	(13,882)	—	—	(13,882)
Balance at June 30, 2022	332,210	$—	$60,975	$(276,196)	$4,724	$2,801	$(207,696)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

(f/k/a Westrock Coffee Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(10,524)	$(12,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,966	12,314
Equity-based compensation	479	612
Paid-in-Kind interest added to debt principal	294	991
Allowance for credit losses	922	100
Amortization of deferred financing fees included in interest expense	1,046	903
Loss on disposal of property, plant and equipment	289	243
Mark-to-market adjustments	250	(1,975)
Foreign currency transactions	91	48
Change in deferred income taxes	(3,083)	(1,454)
Change in operating assets and liabilities:
Accounts receivable	(11,137)	(5,017)
Inventories	(53,663)	(7,564)
Derivative assets and liabilities	(10,743)	4,289
Prepaid expense and other assets	(14,257)	(2,000)
Accounts payable	37,278	9,463
Accrued liabilities and other	3,818	457
Net cash used in operating activities	(46,974)	(782)
Cash flows from investing activities:
Additions to property and equipment	(15,163)	(8,556)
Additions to intangible assets	(48)	(253)
Proceeds from sale of property and equipment	2,248	1,354
Net cash used in investing activities	(12,963)	(7,455)
Cash flows from financing activities:
Payments on debt	(51,665)	(46,453)
Proceeds from debt	107,423	54,888
Payment of debt issuance costs	—	(597)
Net unit settlement	(477)	(162)
Net cash provided by financing activities	55,281	7,676
Effect of exchange rate changes on cash	(29)	112
Net decrease in cash and cash equivalents and restricted cash	(4,685)	(449)
Cash and cash equivalents and restricted cash at beginning of period	22,870	18,652
Cash and cash equivalents and restricted cash at end of period	$18,185	$18,203

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$372	$2,160
Accumulating preferred dividends	$13,882	$11,848

The total cash and cash equivalents and restricted cash is as follows:

(Thousands)	June 30, 2022	June 30, 2021
Cash and cash equivalents	$14,343	$17,040
Restricted cash	3,842	1,163
Total	$18,185	$18,203

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

(f/k/a Westrock Coffee Holdings, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Description of Business

Westrock Coffee Company (f/k/a Westrock Coffee Holdings, LLC) (the “Company,” “Westrock,” “we,” “us,” or “our”), a Delaware corporation is a leading integrated coffee, tea, flavors, extracts, and ingredients solutions provider in the United States, providing coffee sourcing, supply chain management, product development, roasting, packaging, and distribution services to the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG, and hospitality industries around the world.

The Company has an 85% ownership interest in Falcon Coffees Limited, which operates our trading business and is reported within our Sustainable Sourcing & Traceability segment. Equity interests not owned by us are reflected as non-controlling interests. In the Condensed Consolidated Statements of Operations, we allocate net income (loss) attributable to non-controlling interest to arrive at net income (loss) attributable to unitholders based on their proportionate share.

The Company operates seven manufacturing facilities, three of which are located in Concord, North Carolina, two in North Little Rock, Arkansas, one in Kigali, Rwanda, and one in Johor Bahru, Malaysia.

On August 26, 2022, in accordance with the transaction agreement, dated April 4, 2022, by and among the Company, Riverview Acquisition Corp., a special purpose acquisition vehicle and a Delaware corporation (“Riverview”), and the other parties thereto (as amended, modified or supplemented, the “Transaction Agreement”), the Company completed its previously announced de-SPAC merger transaction (the “Transaction”) with Riverview. In connection with the closing of the Transaction, the Company converted from a Delaware limited liability company to a Delaware corporation and changed its corporate name from “Westrock Coffee Holdings, LLC” to “Westrock Coffee Company” (the “Conversion”).

Substantially concurrently with the closing of the Transaction, the Company has received $230.9 million in gross proceeds (which amount includes contribution to the Company of certain notes) from common stock PIPE investments at $10.00 per share (the “PIPE Financing”), $66.3 million from the trust account of Riverview, and has entered into a credit agreement (the “Credit Agreement”) among the Company, Westrock Beverage Solutions, LLC (f/k/a Westrock Coffee Company, LLC), a Delaware limited liability company and wholly owned subsidiary of the Company (“WBS”), as the borrower, Wells Fargo Bank, N.A. as administrative agent, as collateral agent, and as swingline leader, Wells Fargo Securities, LLC as sustainability structuring agent, and each issuing bank and lender party thereto, that includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million (the “Revolving Credit Facility”) and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million (the “Term Loan Facility”). Proceeds from Transaction and new Term Loan Facility of $175.0 million were used to pay off and terminate our then existing term loan and asset-based lending agreements, and to pay expenses related to the Transaction and Credit Agreement.  Following these payments, the Company had net proceeds of approximately $87.0 million and has $175.0 million of available borrowing capacity under our Revolving Credit Facility. See Note 18 for additional disclosures related to the Transaction.

Note 2. Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency. They do not include all the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include the activities of the Company and its wholly owned and/or controlled subsidiaries. All intercompany balances and transactions have been eliminated. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the audited financial statements, but does not include all disclosures required by GAAP.

The interim financial information is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of results for the interim periods have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited December 31, 2021 consolidated financial statements and notes thereto included in our Registration Statement on Form S-4 (File No. 333-264464) filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2022, as amended by Amendments No. 1, 2, 3 and 4 thereto filed with SEC on June 10, 2022, July 15, 2022, August 1, 2022 and August 3, 2022, respectively. Accordingly, certain significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our audited financial statements.

Note 3. Summary of Significant Accounting Policies

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists principally of amounts billed and currently due from customers and are generally unsecured and due within 30 to 60 days. A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and deductions. Our accounting policy for the allowance for credit losses requires us to reserve an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers. This evaluation considers the customer demographic, such as large commercial customers as compared to small businesses or individual customers. We consider our accounts receivable delinquent or past due based on payment terms established with each customer. Accounts receivable are written off when the account is determined to be uncollectible.

Activity in the allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Balance at beginning of period	$3,011	$4,005	$3,749	$3,977
Charged to selling, general and administrative expense	25	56	922	100
Write-offs	(644)	(395)	(2,279)	(411)
Total	$2,392	$3,666	$2,392	$3,666

Inventories

Green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, within our Sustainable Sourcing & Traceability segment, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations.

Recently issued accounting pronouncements

Update ASU 2016-02 – Leases (Topic 842) and Update ASU 2018-10 – Codification Improvements to Topic 842, Leases

Effective January 1, 2022, we account for leases in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). The standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

We adopted ASC 842 using a modified retrospective transition approach as permitted by the amendments of ASU 2018-11 Leases (Topic 842): Target Improvements, which provides an alternative modified retrospective transition method. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e., January 1, 2022). We have elected to adopt the package of transition practical expedients and, therefore, have not reassessed (i) whether existing or expired contracts contain a lease, (ii) lease classification for existing or expired leases, or (iii) the accounting for initial direct costs that were previously capitalized.

We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (i) there is an identified asset in the contract that is land or a depreciable asset, and (ii) the customer has a right to control the use of the identified asset. We enter into lease contracts for manufacturing and production facilities, warehouse facilities, vehicles and machinery and equipment. Upon adoption, we recognized $13.0 million of ROU assets and lease liabilities on our Condensed Consolidated Balance Sheets. See Note 9 for additional disclosures related to leases.

ROU assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. The lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date. Lease expense, for operating leases, is recognized on a straight-line basis over the lease term.

Key estimates and judgements include the following:

(i)	Discount rate – ASC 842 requires a lessee to discount its unpaid lease payments using the rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As we generally do not know the rate implicit in our leases, we use our incremental borrowing rate, based on the information available at the lease commencement date, in determining the present value of our lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
(ii)	Lease term – The lease term for all of our leases includes the noncancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that is reasonably certain to be exercised.

Variable lease payments associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are included in both costs of sales and selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

We monitor for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the associated ROU asset, unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset is recorded in the Condensed Consolidated Statements of Operations.

We have elected not to recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. We recognize the lease payments associated with our short-term leases as an expense on a straight-line basis over the lease term. Furthermore, we have elected to combine lease and non-lease components for all contracts. Non-lease components primarily relate to maintenance services related to the leased asset.

Note 4. Revenue

Revenue from Contracts with Customers (ASC 606)

We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Our principal source of revenue is from the procurement, trade, manufacture, and distribution of coffee, tea, flavors, extracts and ingredients to customers in the United States, Europe, and Asia.

The transaction price of a contract, net of discounts and expected returns, is allocated to each distinct performance obligation based on the relative standalone selling price of the obligation and is recognized as revenue when the performance obligation is satisfied. The standalone selling price is the estimated price we would charge for the good or service in a separate transaction with similar customers in similar circumstances. Identifying distinct performance obligations and determining the standalone selling price for each performance obligation within a contract requires management judgment.

Substantially all our client contracts require that we be compensated for services performed to date. This is upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.

Revenue from Forward Contracts (ASC 815)

A portion of the Company’s revenues relate to the physical delivery and settlement of forward sales contracts for green coffee that are accounted for under ASC 815. These forward sales contracts meet the definition of a derivative under ASC 815 as they have an underlying, notional amount, no initial net investment and can be net settled since the commodity is readily converted to cash. The Company does not apply the normal purchase and normal sale exception under ASC 815 to these contracts.

Revenues from forward sales contracts are recognized for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2022, we recorded $0.3 million and $7.2 million of net unrealized gains, respectively, within costs of sales. For the three and six months ended June 30, 2021, we recorded $3.0 million and $0.6 million of net unrealized losses, respectively, within costs of sales.

For the three and six months ended June 30, 2022, the Company recognized $52.4 million and $90.5 million in revenues under ASC 815, respectively, and for the three and six months ended June 30, 2021, the Company recognized $36.5 million and $63.9 million in revenues under ASC 815, respectively, which are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.7 million and $1.9 million at June 30, 2022 and December 31, 2021.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of June 30, 2022 or December 31, 2021. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At June 30, 2022 and December 31, 2021, accounts receivable, net included $98.1 million and $89.0 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of June 30, 2022 and December 31, 2021, no costs were capitalized as all arrangements were less than a year.

Disaggregated Revenue

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.

Further disaggregation of revenues from sales to external customers by type are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Coffee & tea	$140,614	$108,725	$262,296	$211,609
Flavors, extracts & ingredients	29,397	24,607	55,063	47,335
Other	854	1,073	1,867	2,724
Green coffee	52,548	36,739	90,615	64,807
Net sales	$223,413	$171,144	$409,841	$326,475

Note 5. Inventories

The following table summarizes inventories as of June 30, 2022 and December 31, 2021:

(Thousands)	June 30, 2022	December 31, 2021
Raw materials	$55,887	$45,079
Finished goods	21,955	14,895
Green coffee	77,481	49,192
Total inventories	$155,323	$109,166

Green coffee inventories represent green coffee held for re-sale. At June 30, 2022 and December 31, 2021, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 6. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net:

(Thousands)	Depreciable Lives	June 30, 2022	December 31, 2021
Land		$9,123	$9,150
Buildings	10-40 years	44,082	43,895
Leasehold improvements[1]		786	613
Plant equipment	3-15 years	89,951	88,155
Vehicles and transportation equipment	3-5 years	799	876
IT systems	3-7 years	2,454	2,453
Furniture and fixtures	3-10 years	2,929	2,746
Customer beverage equipment[2]	3-5 years	23,184	24,341
Lease right-of-use assets[3]		10	—
Construction in progress and equipment deposits		18,066	8,025
		191,384	180,254
Less: accumulated depreciation		(59,582)	(52,641)
Property, plant and equipment, net		$131,802	$127,613

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three and six months ended June 30, 2022 was $4.3 million and $8.5 million, respectively, and depreciation expense for the three and six months ended June 30, 2021 was $4.4 million and $9.0 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at June 30, 2022 are expected to be in production use.

Note 7. Goodwill

The following table reflects the carrying amount of goodwill:

	Beverage
(Thousands)	Solutions	Total
Goodwill	$173,936	$173,936
Accumulated impairment loss	(76,883)	(76,883)
Balance at June 30, 2022, net	$97,053	$97,053

Note 8. Intangible Assets, Net

The following table summarizes intangible assets, net as of June 30, 2022 and December 31, 2021:

	June 30, 2022
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$137,500	$(15,388)	$122,112
Favorable lease asset	220	(101)	119
Software	805	(471)	334
Intangible assets, net	$138,525	$(15,960)	$122,565

	December 31, 2021
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$137,500	$(12,091)	$125,409
Favorable lease asset	220	(79)	141
Software	758	(394)	364
Intangible assets, net	$138,478	$(12,564)	$125,914

Amortization expense of intangible assets was $1.7 million and $3.4 million for the three and six months ended June 30, 2022, respectively, and amortization expense of intangible assets was $1.7 million and $3.3 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the weighted average useful life for definite-lived intangibles is approximately 20 years.

Note 9. Leases

We have operating leases for manufacturing and production facilities, warehouse facilities, vehicles and machinery and equipment. The remaining non-cancelable terms on our leases range from 1 year to 22 years, some of which may include options to extend the leases generally between 1 and 10 years, and some of which may include options to terminate the leases within 1 year. We do not have any leases with material residual value guarantees or restrictive covenants.

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2022
Right-of-use operating lease assets	Other long-term assets	$11,260
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,382
Operating lease liabilities - noncurrent	Other long-term liabilities	8,873

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs are as follow:

(Thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$842	$1,771
Short-term lease cost	224	478
Total	$1,066	$2,249

The following table presents information about the Company’s weighted average discount rate and remaining lease term:

June 30, 2022
Weighted-average discount rate	8.5%
Weighted-average remaining lease term	5.2 years

Supplemental cash flow information about the Company’s leases is as follows:

(Thousands)	Six Months Ended June 30, 2022
Operating cash flows from operating leases	$806

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of June 30, 2022.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2022 are as follows:

(Thousands)
Remainder of 2022	$1,633
2023	3,121
2024	2,743
2025	2,075
2026	1,439
Thereafter	3,125
Total future minimum lease payments	14,136
Less: imputed interest	(2,881)
Present value of minimum lease payments	$11,255

Disclosures related to periods prior to adoption of ASC 842

Rent expense for operating lease agreements under the previous lease guidance was $1.1 million and $2.2 million for the three and six months ended June 30, 2021, respectively.

As previously reported in our audited Consolidated Financial Statements for year ended December 31, 2021, the minimum future lease payments under the previous lease guidance as of December 31, 2021 were as follows:

(Thousands)
2022	$4,334
2023	4,332
2024	4,174
2025	3,286
2026	2,377
Thereafter	4,373
Total	$22,876

Note 10. Debt

Our long-term debt was as follows:

(Thousands)	June 30, 2022	December 31, 2021
Term loan	$232,961	$235,668
ABL facility	72,842	51,890
International trade finance lines	67,871	4,510
International notes payable	3,516	3,126
Other loans	7	25
Total debt	377,197	295,219
Unamortized debt costs	(4,125)	(4,910)
Current maturities of long-term debt	(8,157)	(8,735)
Short-term debt	(67,871)	(4,510)
Long-term debt, net	$297,044	$277,064

Prior Term Loan Facility

On February 28, 2020, WBS, as borrower, borrowed $240.0 million of term loans from various financial institutions pursuant to a loan and security agreement (the “Prior Term Loan Agreement”) (such term loans, the “Prior Term Loan Facility”). The Prior Term Loan Facility, which was secured by substantially all the assets of WBS, accrued interest quarterly, at the borrower’s option, at the LIBOR or Prime Rate plus an Applicable Margin, as such terms were defined in the Prior Term Loan Agreement, that corresponded to our total leverage ratio at the end of each quarter. All outstanding loans during the period presented accrued interest at the LIBOR Rate, and the interest rate on the Prior Term Loan Facility was 9.75% on June 30, 2022.

The outstanding Prior Term Loan Facility also carried a Payment-in-Kind (“PIK”) interest rate of 0.25% that accrued to the outstanding balance quarterly as long as the Run-Rate EBITDA, as such term is defined in the Prior Term Loan Agreement, was under certain defined thresholds. For the three and six months ended June 30, 2022, $0.1 million and $0.3 million of PIK interest was accrued, respectively. For the three and six months ended June 30, 2021, $0.4 million and $1.0 million of PIK interest was accrued, respectively.

Principal payments on the Prior Term Loan Facility were due quarterly, in the amount of 0.625% of the original principal beginning June 30, 2021, 0.9375% of the original principal beginning June 30, 2023, and 1.25% of the original principal balance beginning June 30, 2024 through maturity.

We incurred $5.6 million of financing fees in connection with the issuance of the Prior Term Loan Facility. The financing fees were being amortized using the straight-line method, which is approximate to the effective interest method, over a period of five years, which represents the term to maturity of the Prior Term Loan Facility.

On July 13, 2022, the Company entered into Amendment No. 6 to the Prior Term Loan Agreement (the “Sixth Term Loan Amendment”) to permit the Wooster Pre-fund, as defined in Note 18. The Sixth Term Loan Amendment included the following modifications: (i) permitting the incurrence of subordinated debt from Wooster in the form of the Convertible Note, as defined in Note 18; (ii) extending the PIK interest period to December 31, 2022; (iii) amending the definitions of EBITDA, Fixed Charge Coverage Ratio and Total Debt (which excludes the Convertible Note); and (iv) amending the level of the Minimum Liquidity covenant that the Company is required to comply with. The definition of EBITDA was modified to increase the cap on add-backs for the quarter ended June 30, 2022 and the quarter ended September 30, 2022 from 15% of EBITDA to 20% of EBITDA. The Wooster Pre-fund, together with the Sixth Term Loan Amendment, allowed the Company to meet increased capital expenditure and working capital needs of the business and to remain in compliance with its financial covenants as of June 30, 2022.

In connection with the closing of the Transaction, all outstanding Prior Term Loan Facility balances were repaid, and the associated Prior Term Loan Agreement was terminated. See Note 18 for additional disclosures related to the new credit agreement.

Prior ABL Facility

On February 28, 2020, WBS, as borrower, entered into a credit agreement with Bank of America as administrative agent (the “Prior ABL Credit Agreement”) that created an asset-based loan of $90.0 million (the “Prior ABL Facility”). Proceeds from the Prior ABL Facility could be used for any lawful corporate purposes, including working capital. Depending on the loan type, interest accrued, at the borrower’s option, at the LIBOR or Base Rate plus an Applicable Margin, as such terms were defined in the Prior ABL Credit Agreement. The Applicable Margin ranged from 1.50% to 3.00% for LIBOR Rate loans and 0.50% to 2.00% for Base Rate loans.

We incurred related financing fees of $2.6 million which were capitalized and reported within other long-term assets on our Condensed Consolidated Balance Sheets and were being amortized using the straight-line method over the duration of the amended Prior ABL Facility.

As of June 30, 2022, our total availability under the Prior ABL Facility was $14.5 million, which was based on our borrowing base (accounts receivables and inventory as of May 31, 2022). As of June 30, 2022, we had $72.8 million of outstanding borrowings under the Prior ABL Facility and $2.7 million of outstanding letters of credit. The Prior ABL Facility carried a commitment fee on any of the unused commitment of 0.375% per annum. The weighted average effective interest rate on our outstanding borrowings was 5.8% on June 30, 2022.

On July 13, 2022, the Company entered into Amendment No. 4 to the Prior ABL Credit Agreement, which included the following modifications: (i) permitting the incurrence of the Wooster Pre-fund, as defined in Note 18, and (ii) amending the definitions of EBITDA, Fixed Charge Coverage Ratio and Total Debt (which excludes the Convertible Note, as defined in Note 18). The definition of EBITDA was modified to increase the cap on add-backs for the quarter ended June 30, 2022 and the quarter ended September 30, 2022 from 15% of EBITDA to 20% of EBITDA.

In connection with the closing of the Transaction, all outstanding Prior ABL Facility balances were repaid, and the associated Prior ABL Credit Agreement was terminated. Outstanding letters of credit will be replaced by letters of credit under the new credit agreement entered into in connection with the Transaction. See Note 18 for additional disclosures related to the new credit agreement.

Covenant Compliance

The respective loan and security agreements, as amended, governing the Prior ABL Facility and the Prior Term Loan Facility each contain a number of covenants and restrictions, including covenants that limit our and certain of our subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create or incur liens on assets securing indebtedness, (iv) merge or consolidate with another company or sell all or substantially all of our assets taken as a whole, (v) enter into transactions with affiliates, and (vi) sell assets. The covenants and restrictions are substantially similar across both credit facilities. As of June 30, 2022, and the Closing, we were in compliance with covenants under both the Prior Term Loan Facility and Prior ABL Facility. As of August 29, 2022, upon termination of the Prior Term Loan Facility and Prior ABL Facility, the Company is no longer subject to the covenants and restrictions under these agreements.

Under the terms of the Credit Agreement entered into on August 29, 2022, beginning on September 30, 2022, the Company will be subject to a number of covenants and restrictions, including a maximum net leverage ratio and minimum interest coverage ratio, each as defined in the Credit Agreement.

International Debt and Lending Facilities

At June 30, 2022, Westrock Coffee International, LLC, an Arkansas limited liability company and wholly owned subsidiary of the Company, through its subsidiary Falcon Coffees Limited (“Falcon”) had a $1.6 million promissory note payable with responsAbility SICAV (Lux), split into two tranches. Proceeds from the note are restricted for the sole purpose of financing Falcon’s trading activities. The note was amended in January 2022 to adjust the maturity of certain tranches, and to re-set interest rates. Borrowings on the note bear interest at a fixed rate of 9.5% for both the $0.9 million tranche and the $0.7 million tranche maturing on September 30, 2022 and December 31, 2022, respectively. Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage-backed lending facilities with a local bank in Rwanda: a short-term trade finance facility with a balance of $8.9 million at June 30, 2022 and a long-term note payable with a balance of $1.9 million at June 30, 2022.

Falcon maintains a working capital trade finance facility with multiple financial institutions, which prior to March 16, 2022, was agented by Brown Brothers Harriman (“BBH”), a related party of the Company through its equity interests in the Company, and was reported as short-term related party debt on the Condensed Consolidated Balance Sheets. On March 16, 2022, Falcon refinanced its working capital trade finance facility, and the facility was transferred to different lenders with the same terms as the previous facility. At the time of refinance, there was $49.3 million outstanding under the facility. The new facility is uncommitted, repayable on demand and secured by Falcon’s assets. The facility is renewable on an annual basis beginning in March 2023. On April 29, 2022, the facility size increased from $50 million to $55 million and subsequently, on June 16, 2022, the facility size increased to $62.5 million. At June 30, 2022, there was $52.0 million outstanding under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Interest is payable monthly at the U.S. Prime Rate plus 1.50%, subject to a minimum rate of 5.00%. The facility carries an agent fee of 0.25% of total available capital. Availability under the facility is subject to a borrowing base calculation. The credit facility is secured by substantially all liquid assets of Falcon. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of June 30, 2022.

Subordinated Related Party Debt

On February 28, 2020, we issued $13.3 million of subordinated debt (the “Subordinated Notes”) to Wooster Capital, LLC (“Wooster”) and Jo Ellen Ford, related parties of the Company through their equity ownership and relation with Joe Ford, the chairman of our board of directors. The Subordinated Notes provided for maturity on the earlier of (i) six months after the Prior Term Loan Facility due in 2025 is paid in full or (ii) 10 years from the date of issuance (February 2030). Interest was payable quarterly at the end of each calendar quarter at a rate of 6% per annum.

Substantially concurrently with the closing of the Transaction and pursuant to the terms of their respective subscription agreements with the Company, Wooster and Jo Ellen Ford contributed their respective Subordinated Notes to the Company and in exchange for such contribution, the Company issued shares of common stock, par value $0.01 per share, of the Company (“Common Stock”) to Wooster and Jo Ellen Ford. The Company issued a total of 1,330,000 shares of Common Stock in exchange for the contribution of the Subordinated Notes, which were subsequently extinguished.

Note 11. Derivatives

We record all derivatives, whether designated in a hedging relationship or not, at fair value on the Condensed Consolidated Balance Sheets. We use various types of derivative instruments including, but not limited to, forward contracts, futures contracts, and options contracts for certain commodities. Forward and futures contracts are agreements to buy or sell a quantity of a commodity at a predetermined future date, and at a predetermined rate or price. Forward contracts are traded over the counter whereas future contracts are traded on an exchange. Option contracts are agreements to facilitate a potential transaction involving the commodity at a preset price and date.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have not been designated and for which hedge accounting is not applied, are recorded in the same line item in our Condensed Consolidated Statements of Operations as the changes in the fair value of the hedged items attributable to the risk being hedged. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are reclassified into the line item in the Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings.

For derivatives that will be accounted for as hedging instruments, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are highly effective at offsetting changes in either the fair values or cash flows of the related underlying exposures.

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended June 30, 2022 or 2021.

Within our Beverage Solutions segment, we have entered into coffee futures and options contracts to hedge our exposure to price fluctuations on green coffee associated with certain price-to-be-fixed purchase contracts, which generally range from three to twelve months in length. These derivative instruments have been designated and qualified as a part of our commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee.

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 1.5 million pounds and 7.9 million pounds as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 6.9 million pounds and 48.2 million pounds, respectively. During the three and six months ended June 30, 2021, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 21.3 million pounds and 48.6 million pounds, respectively.

Approximately $2.7 million and $6.8 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively. Approximately $1.3 million and $1.9 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the estimated amount of net gains reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $2.1 million.

Within our Sustainable Sourcing & Traceability segment, the Company’s forward sales and forward purchase contracts are for physical delivery of green coffee in a future period. While the Company considers these contracts to be effective economic hedges, the Company does not designate or account for forward sales or forward purchase contracts as hedges as defined under current accounting standards. See Note 4 for a description of the treatment of realized and unrealized gains and losses on forward sales and forward purchase contracts.

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts[1]	Derivative assets	$—	$172
Coffee options	Derivative assets	702	—
Total		$702	$172

Derivative assets not designated as cash flow hedging instruments:
Forward sales contracts	Derivative assets	$14,990	$13,593
Total		14,990	13,593
Total derivative assets		$15,692	$13,765

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts[1]	Derivative liabilities	$829	$—
Coffee options	Derivative liabilities	—	—
Total		$829	$—

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase contracts	Derivative liabilities	$6,754	$14,021
Total		6,754	14,021
Total derivative liabilities		$7,583	$14,021

1 - The fair value of coffee futures excludes amounts related to margin accounts.

The following table presents the pre-tax net gains and losses for our derivative instruments:

		Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	Statement of Operations Location	2022	2021	2022	2021
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$2,701	$1,302	$6,831	$1,900

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$291	$(3,038)	$7,237	$(581)

Note 12. Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value at the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at June 30, 2022:

	June 30, 2022
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$55,952	$—	$55,952
Forward sales contracts	—	14,990	—	14,990
Coffee options	702	—	—	702
Total	$702	$70,942	$—	$71,644

Liabilities:
Coffee futures contracts	$829	$—	$—	$829
Forward purchase contracts	—	6,754	—	6,754
Total	$829	$6,754	$—	$7,583

The following table summarizes the fair value of financial instruments at December 31, 2021:

	December 31, 2021
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$47,845	$—	$47,845
Coffee futures contracts	172	—	—	172
Forward sales contracts	—	13,593	—	13,593
Total	$172	$61,438	$—	$61,610

Liabilities:
Forward purchase contracts	$—	$14,021	$—	$14,021
Total	$—	$14,021	$—	$14,021

Coffee futures contracts and coffee options are valued based on quoted market prices. The estimated fair value for green coffee inventories associated with forward contracts and forward sales and purchase contracts are based on exchange-quoted prices, adjusted for differences in origin, quantity, quality, and future delivery period, as the exchange quoted prices represent standardized terms for the commodity. These adjustments are generally determined using broker or dealer quotes or based upon observable market transactions. As a result, green coffee associated with forward contracts and forward sales and purchase contracts are classified within Level 2 of the fair value hierarchy.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, and long-term debt. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. In November 2021, we amended our Prior Term Loan Agreement and our Prior ABL Credit Agreement, which comprise our material long-term debt obligations. As there was no re-pricing of those obligations in connection with the amendments, the carrying amount of these obligations was estimated by management to approximate fair value as of June 30, 2022 and December 31, 2021. Due to the LIBOR-based nature of the Prior Term Loan Facility and the Prior ABL Facility, the Prior Term Loan Facility and the Prior ABL Facility are carried on the Condensed Consolidated Balance Sheets at amortized costs. The fair value of the Prior Term Loan Facility and the Prior ABL Facility was determined based on Level 2 inputs under the fair value hierarchy.

Non-financial assets and liabilities, including property, plant and equipment, goodwill, and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three or six months ended June 30, 2022 and 2021, requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

Note 13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax by component is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$6,899	$2,565	$11,759	$3,581
Other comprehensive income (loss) before reclassifications	(531)	7,289	(2,800)	6,545
Amounts reclassified from accumulated comprehensive income	(2,701)	(1,302)	(6,831)	(1,900)
Tax effect	807	(1,461)	2,346	(1,135)
Net accumulated other comprehensive income	4,474	7,091	4,474	7,091
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—
Balance at end of period	4,474	7,091	4,474	7,091
Foreign currency translation gain
Balance at beginning of period	259	153	259	239
Other comprehensive income (loss) before reclassifications	(9)	21	(9)	(65)
Amounts reclassified from accumulated comprehensive income	—	—	—	—
Tax effect	—	—	—	—
Net other comprehensive income	250	174	250	174
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—
Balance at end of period	250	174	250	174
Accumulated other comprehensive income at end of period	$4,724	$7,265	$4,724	$7,265

Note 14. Earnings per Unit

Prior to the Conversion, the Company’s ownership interests consisted of two classes of equity units, referred to as Common Units and Common Equivalent Preferred Units (“CEP Units”). The dilutive effect of CEP Units is calculated by using the “if-converted” method. This assumes an add-back of dividends on the CEP Units to net income attributable to unitholders as if the securities were converted to Common Units at the beginning of the reporting period (or at the time of issuance, if later), and the resulting Common Units are included in the number of weighted-average units outstanding.

The dilutive effect of time-based option awards and restricted stock units is calculated using the treasury stock method, while performance-based vesting units are treated as contingently issuable.

We have excluded from the computation of diluted units the effect of time-based unit options, restricted Common Units, and CEP Units because their inclusion would have an anti-dilutive effect due to our reported net loss. We had 16.4 million unit options, 4.5 million restricted Common Units, and 239.2 million CEP Units outstanding at June 30, 2022, and 13.1 million, 9.1 million and 222.2 million of unit options, restricted Common Units, and CEP Units outstanding, respectively, at June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per unit data)	2022	2021	2022	2021
Diluted Earnings per Common Unit
Numerator:
Net loss attributable to common unitholders - basic	$(12,858)	$(12,203)	$(24,471)	$(24,376)
Impact of if-converted securities	—	—	—	—
Net loss attributable to common unitholders - diluted	$(12,858)	$(12,203)	$(24,471)	$(24,376)
Denominator:
Weighted-average common units outstanding - basic	332,209	329,043	331,195	328,062
Impact of if-converted securities	—	—	—	—
Effect of other dilutive securities	—	—	—	—
Weighted-average common units outstanding - diluted	332,209	329,043	331,195	328,062

Dilutive loss per common unit	$(0.04)	$(0.04)	$(0.07)	$(0.07)

Note 15. Segment Information

Management, including our chief executive officer, who is our chief operating decision maker, manages our business in two operating segments.

Beverage Solutions: Through this segment, we combine our product innovation and customer insights to provide value-added beverage solutions, including coffee, tea, juices, flavors, extracts and ingredients. We provide products in a variety of packaging, including branded and private label coffee in bags, fractional packs, and single serve cups, as well as extract solutions to be used in products such as cold brew and ready-to-drink offerings. Currently we serve customers in the United States, Europe and Asia, through the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG, and hospitality industries.

Sustainable Sourcing & Traceability: Through this segment, we utilize our proprietary technology and digitally traceable supply chain to directly impact and improve the lives of our farming partners, tangible economic empowerment and an emphasis on environmental accountability and farmer literacy. Revenues primarily relate to the physical delivery and settlement of forward sales contracts for green coffee.

Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense and the impact, which may be recurring in nature, of acquisition, transaction and integrations costs, including management services and consulting agreements entered into in connection with the acquisition of S&D Coffee, Inc. (“S&D”), impairment charges, non-cash mark-to-market adjustments, certain costs specifically excluded from the calculation of EBITDA under our material debt agreements, and other similar or infrequent items (although we may not have had such charges in the periods presented).

Selected financial data related to our segments is presented below:

	Three Months Ended June 30, 2022
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$170,865	$58,459	$(5,911)	$223,413

Adjusted EBITDA	12,471	822	n/a	13,293
Less:
Interest expense				8,813
Income tax benefit				(1,499)
Depreciation and amortization				5,952
Acquisition, restructuring and integration expense				2,304
Management and consulting fees				866
Equity-based compensation				308
Mark-to-market adjustments				1,395
Loss on disposal of property, plant and equipment				184
Other				789
Net loss				$(5,819)

Total assets	546,449	114,997	n/a	661,446

	Three Months Ended June 30, 2021
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$134,405	$41,322	$(4,583)	$171,144

Adjusted EBITDA	10,330	853	n/a	11,183
Less:
Interest expense				8,261
Income tax benefit				(502)
Depreciation and amortization				6,071
Acquisition, restructuring and integration expense				926
Management and consulting fees				1,595
Equity-based compensation				306
Mark-to-market adjustments				(2)
Gain on disposal of property, plant and equipment				(25)
Other				621
Net loss				$(6,068)

Total assets	493,686	69,077	n/a	562,763

	Six Months Ended June 30, 2022
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$319,226	$106,232	$(15,617)	$409,841

Adjusted EBITDA	22,891	1,796	n/a	24,687
Less:
Interest expense, net				16,861
Income tax benefit				(3,083)
Depreciation and amortization				11,966
Acquisition, restructuring and integration expense				4,787
Management and consulting fees				2,201
Equity-based compensation				479
Mark-to-market adjustments				250
Loss on disposal of property, plant and equipment				289
Other				1,461
Net loss				$(10,524)

Total assets	546,449	114,997	n/a	661,446

	Six Months Ended June 30, 2021
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$261,668	$74,021	$(9,214)	$326,475

Adjusted EBITDA	18,462	1,030	n/a	19,492
Less:
Interest expense, net				15,669
Income tax benefit				(1,443)
Depreciation and amortization				12,314
Acquisition, restructuring and integration expense				1,943
Management and consulting fees				3,200
Equity-based compensation				612
Mark-to-market adjustments				(1,975)
Loss on disposal of property, plant and equipment				243
Other				1,121
Net loss				$(12,192)

Total assets	493,686	69,077	n/a	562,763

The following table presents net sales information by geographic area. Net sales are attributed to countries based on the customer invoice location.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
United States	$181,526	$141,487	$334,541	$276,882
All other countries	41,887	29,657	75,300	49,593
Net sales	$223,413	$171,144	$409,841	$326,475

Note 16. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We had $2.7 million in standby letters of credit outstanding as of June 30, 2022.

We have future purchase obligations of $371.7 million as of June 30, 2022 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

Note 17. Related Party Transactions

The Company transacts with certain entities or persons that have ownership in the Company, and/or for which our co-founder and Chief Executive Officer Scott Ford, our co-founder and Chairman, Joe Ford, or close family members of the Fords, have ownership interests in. As such, these persons and entities are deemed related parties.

In connection with the acquisition of S&D on February 28, 2020, certain affiliates of BBH were issued CEP Units, at which time BBH became a related party.

The consolidated financial statements reflect the following transactions with related parties:

(Thousands)	June 30, 2022	December 31, 2021
Short-term related party debt:
Brown Brothers Harriman[1]	$—	$34,199

Subordinated related party debt:
Wooster Capital[2]	9,800	9,800
Jo Ellen Ford[1]	3,500	3,500
Total	$13,300	$13,300

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Interest expense, net:
Brown Brothers Harriman[1]	$—	$287	$541	$578
Wooster Capital[2]	149	147	296	297
Jo Ellen Ford[1]	53	52	106	106
Westrock Finance, LLC[2]	—	97	—	192
Total	$202	$583	$943	$1,173

1 – Related through common ownership

2 – Related through common ownership and management

In connection with the acquisition of S&D in February 2020, the Company entered into a Management Services Agreement with Westrock Group, LLC (“Westrock Group”), which expires February 2023. Under the terms of the agreement Westrock Group will be paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The Company recognized $0.8 million and $1.7 million of such expenses during the three and six months ended, respectively, for both June 30, 2022 and 2021. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared office space. For the three and six months ended June 30, 2022, the Company incurred expenses of $0.2 million and $0.5 million, respectively, for such items, which are recorded in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2021, the Company incurred expenses of $0.2 million and $0.3 million, respectively, for such items. At June 30, 2022 and December 31, 2021, we had payables to Westrock Group of $0.5 million and $0.2 million, respectively, reported within accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.

Note 18. Subsequent Events

On August 26, 2022, in accordance with the Transaction Agreement, the Company completed its previously announced de-SPAC merger transaction with Riverview. The Company issued 6,618,151 million shares of Common Stock to shareholders of Riverview, receiving $66.3 million of the cash held in the trust account of Riverview. The 6,618,151 million shares include 1,910,000 shares issued to PIPE investors who elected to satisfy their PIPE commitments through the purchase of Riverview Class A Shares on the public market, as permitted under the terms of their subscription agreements. As a part of the Transaction, Westrock converted from a Delaware limited liability company to a Delaware corporation and the Company changed its corporate name from “Westrock Coffee Holdings, LLC” to “Westrock Coffee Company.” Substantially concurrently with the closing of the Transaction, the Company has received $230.9 million in gross proceeds (which amount includes the contribution to the Company of the Subordinated Notes and the Convertible Note, defined below) from PIPE Financing and has entered into a credit agreement among the Company, WBS, as the borrower, Wells Fargo Bank, N.A. as administrative agent, as collateral agent, and as swingline leader, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto, that includes (a) the Revolving Credit Facility in an initial aggregate principal amount of $175.0 million, under which there were no outstanding borrowings as of August 29, 2022, and (b) the Term Loan Facility in an initial aggregate principal amount of $175.0 million. Proceeds from the Transaction and the Term Loan Facility were used, in part, to retire borrowings under the Company’s existing term loan agreement and asset-based lending facility. The Revolving Credit Facility and the Term Loan Facility will mature on August 29, 2027.

In connection with the Transaction, on July 14, 2022, and as discussed within Note 10, pursuant to the terms of the subscription agreement entered into between the Company and Wooster, in which Wooster agreed to subscribe for and purchase, and the Company agreed to issue and sell to Wooster, prior to and substantially concurrently with the closing of the Transaction, an aggregate of 2,150,000 shares of Common Stock at a purchase price of $10.00 per share, for aggregate gross proceeds of $21,500,000 to the Company, Wooster pre-funded $11.7 million of its commitment (the “Wooster Pre-fund”) and in exchange thereof was issued a subordinated convertible note by the Company (the “Convertible Note”). The Convertible Note had a principal amount of $11.7 million, a maturity of one year and an interest rate of 8% per annum which was payable quarterly on the last business day of each quarter. On August 26, 2022, in connection with the closing of the Transaction, the Convertible Note automatically converted, in accordance with its terms, into 1,170,000 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2022. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2021 Audited Consolidated Financial Statements and notes thereto included in our Registration Statement on Form S-4 (File No. 333-264464), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2022, as amended by Amendments No. 1, 2, 3 and 4 thereto filed with SEC on June 10, 2022, July 15, 2022, August 1, 2022 and August 3, 2022, respectively (the “Registration Statement”).

Overview

Westrock Coffee Company (f/k/a Westrock Coffee Holdings, LLC) (the “Company,” “Westrock,” “we,” “us,” or “our”) is a leading integrated coffee, tea, flavors, extracts, and ingredients solutions provider in the United States, providing coffee sourcing, supply chain management, product development, roasting, packaging, and distribution to the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG, and hospitality industries around the world. We supply the world’s most iconic brands with the world’s most innovative coffee, tea, flavors, extracts, and ingredients products.

In connection with the closing of our previously announced de-SPAC merger transaction (the “Transaction”) with Riverview Acquisition Corp. (“Riverview”), the Company converted from a Delaware limited liability company to a Delaware corporation and changed its name from “Westrock Coffee Holdings, LLC” to “Westrock Coffee Company.”

Our platform is built upon four fundamental pillars that enable us to positively impact the coffee, tea, flavors, extracts, and ingredients ecosystems from crop to cup: (i) we operate a fully transparent supply chain, (ii) we develop innovative beverage solutions tailored to our customers’ specific needs, (iii) we deliver a high quality and comprehensive set of products to our customers, and (iv) we leverage our scaled international presence to serve our blue-chip customer base. These four tenets comprise the backbone of our platform and position us as a leading provider of value-added beverage solutions. By partnering with Westrock, our customers also benefit from the benchmark-setting responsible sourcing policies and strong Environmental, Social, and Governance (“ESG”) focus surrounding our products, top tier consumer insights, and a differentiated product ideation process. Leading brands choose us because we are singularly positioned to meet their needs, while simultaneously driving a new standard for sustainably and responsibly sourced products.

We operate our business in two segments: Beverage Solutions and Sustainable Sourcing & Traceability (“SS&T”).

Beverage Solutions: Through this segment, we combine our product innovation and customer insights to provide value-added beverage solutions, including coffee, tea, juices, flavors, extracts, and ingredients. We provide products in a variety of packaging, including branded and private label coffee in bags, fractional packs, and single serve cups, as well as extract solutions to be used in products such as cold brew and ready-to-drink offerings. Currently, we serve customers in the United States, Europe, and Asia through the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG and hospitality industries.

Sustainable Sourcing & Traceability: Through this segment, we utilize our proprietary technology and digitally traceable supply chain to directly impact and improve the lives of our farming partners, tangible economic empowerment and an emphasis on environmental accountability and farmer literacy. Revenues primarily relate to the physical delivery and settlement of forward sales contracts for green coffee.

Key Business Metrics

We use Adjusted EBITDA to evaluate our performance, identify trends, formulate financial projections, and to make strategic decisions.

Adjusted EBITDA

We refer to EBITDA and Adjusted EBITDA in our analysis of our results of operations, which are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). While we believe that net (loss) income, as defined by GAAP, is the most appropriate earnings measure, we also believe that EBITDA and Adjusted EBITDA are important non-GAAP supplemental measures of operating performance as they contribute to a meaningful evaluation of the Company’s future operating performance and comparisons to the Company’s past operating performance. Additionally, we use these non-GAAP financial measures in evaluating the performance of our segments, to make operational and financial decisions and in our budgeting and planning process. The Company believes that providing these non-GAAP financial measures to investors helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance.

We define “EBITDA” as net (loss) income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before equity-based compensation expense and the impact, which may be recurring in nature, of acquisition, restructuring and integration related costs, including management services and consulting agreements entered into in connection with the acquisition of S&D, impairment charges, non-cash mark-to-market adjustments, certain costs specifically excluded from the calculation of EBITDA under our material debt agreements, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, and other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Adjusted EBITDA are important supplemental measures to net (loss) income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants.

Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should be viewed in addition to, and not be considered as alternatives for, net (loss) income determined in accordance with GAAP. Further, our computations of EBITDA and Adjusted EBITDA may not be comparable to that reported by other companies that define EBITDA and Adjusted EBITDA differently than we do.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Net loss	$(5,819)	$(6,068)	$(10,524)	$(12,192)
Interest expense	8,813	8,261	16,861	15,669
Income tax benefit	(1,499)	(502)	(3,083)	(1,443)
Depreciation and amortization	5,952	6,071	11,966	12,314
EBITDA	7,447	7,762	15,220	14,348
Acquisition, restructuring and integration expense	2,304	926	4,787	1,943
Management and consulting fees	866	1,595	2,201	3,200
Equity-based compensation	308	306	479	612
(Gain) Loss on disposal of property, plant and equipment	184	(25)	289	243
Mark-to-market adjustments	1,395	(2)	250	(1,975)
Other, net	789	621	1,461	1,121
Adjusted EBITDA	$13,293	$11,183	$24,687	$19,492

Beverage Solutions	12,471	10,330	22,891	18,462
Sustainable Sourcing & Traceability	822	853	1,796	1,030
Subtotal of Reportable Segments	$13,293	$11,183	$24,687	$19,492

Significant Developments

Merger with Riverview Acquisition Corp.

On August 26, 2022, the Company completed the Transaction with Riverview. The Company issued 6,618,151 million shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), to shareholders of Riverview, receiving $66.3 million of the cash held in the trust account of Riverview. The 6,618,151 million shares include 1,910,000 shares issued to PIPE investors who elected to satisfy their PIPE commitments through the purchase of Riverview Class A Shares on the public market, as permitted under the terms of their subscription agreements. As a part of the Transaction, Westrock converted from a Delaware limited liability company to a Delaware corporation and the Company changed its corporate name from “Westrock Coffee Holdings, LLC” to “Westrock Coffee Company.” Substantially concurrently with the closing of the Transaction, the Company has received $230.9 million in gross proceeds (which amount includes the contribution to the Company of certain notes) from Common Stock PIPE investments (the “PIPE Financing”) at $10.00 per share and has entered into a credit agreement among the Company, WBS, as the borrower, Wells Fargo Bank, N.A. as administrative agent, as collateral agent, and as swingline leader, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto for (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million (the “Revolving Credit Facility”), under which there were no outstanding borrowings as of August 29, 2022, and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million (the “Term Loan Facility”).  The Revolving Credit Facility and the Term Loan Facility will mature on August 29, 2027. Proceeds from the Transaction and the Term Loan Facility were used, in part, to retire borrowings under the Company’s existing term loan agreement and asset-based lending facility. In addition, $25.0 million of the Company’s outstanding related party subordinated debt (including $13.3 million outstanding at June 30, 2022) was converted to equity in satisfaction of such related parties’ obligations under its subscription agreements, as described below in “PIPE Pre-Funding” and “Liquidity and Capital Resources—Subordinated Related Party Debt.”

PIPE Pre-Funding

In connection with the Transaction, the Company and Riverview had entered into subscription agreements (the “Subscription Agreement”) with certain institutional and accredited investors (the “PIPE Investors”). Pursuant to the terms of its Subscription Agreement, on July 14, 2022, Wooster pre-funded $11.7 million of its committed PIPE Financing (the “Wooster Pre-fund”) and in exchange was issued a subordinated convertible note by Westrock (the “Convertible Note”). The Convertible Note had a principal amount of $11.7 million, a maturity of one year (July 13, 2023) and an interest rate of 8% per annum, which was payable quarterly on the last business day of each quarter. Upon closing of the Transaction, the Convertible Note was converted into 1,170,000 shares of Common Stock, which is equal to the quotient of the principal amount of the Convertible Note, then outstanding, divided by $10.00.

Sixth Amendment to the Prior Term Loan Agreement

On July 13, 2022, the Company entered into Amendment No. 6 to the Prior Term Loan Agreement (the “Sixth Term Loan Amendment”) in order to permit the Wooster Pre-fund. The Sixth Term Loan Amendment included the following modifications: (i) permitting the incurrence of subordinated debt from Wooster in the form of the Convertible Note; (ii) extending the PIK interest period to December 31, 2022; (iii) amending the definitions of EBITDA, Fixed Charge Coverage Ratio and Total Debt (which excludes the Convertible Note); and (iv) amending the level of the Minimum Liquidity covenant that the Company is required to comply with. The definition of EBITDA was modified to increase the cap on add-backs for the quarter ended June 30, 2022 and the quarter ended September 30, 2022 from 15% of EBITDA to 20% of EBITDA. The Wooster Pre-fund, together with the Sixth Term Loan Amendment, allowed the Company to meet increased capital expenditure and working capital needs of the business and to remain in compliance with its financial covenants as of June 30, 2022.

In connection with the closing of the Transaction, all loans outstanding under the Prior Term Loan Facility were repaid, and the associated Prior Term Loan Agreement was terminated.

Fourth Amendment to the Prior ABL Credit Agreement

On July 13, 2022, the Company entered into Amendment No. 4 to the Prior ABL Credit Agreement, which included the following modifications: (i) permitting the incurrence of subordinated debt from Wooster in the form of the Convertible Note and (ii) amending the definitions of EBITDA, Fixed Charge Coverage Ratio and Total Debt (which excludes the Convertible Note). The definition of EBITDA was modified to increase the cap on add-backs for the quarter ended June 30, 2022 and the quarter ended September 30, 2022 from 15% of EBITDA to 20% of EBITDA.

In connection with the closing of the Transaction, all loans outstanding under the Prior ABL Facility were repaid, and the associated Prior ABL Credit Agreement was terminated.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Thousands, except per share data)	June 30, 2022	Revenues	June 30, 2021	Revenues
Net sales	$223,413	100.0%	$171,144	100.0%
Costs of sales	184,515	82.6%	136,791	79.9%
Gross profit	38,898	17.4%	34,353	20.1%

Selling, general and administrative expense	35,048	15.7%	31,819	18.6%
Acquisition, restructuring and integration expense	2,304	1.0%	926	0.5%
Loss (gain) on disposal of property, plant and equipment	184	0.1%	(25)	(0.0)%
Total operating expenses	37,536	16.8%	32,720	19.1%

Income from operations	1,362	0.6%	1,633	1.0%
Other (income) expense, net	(133)	(0.1)%	(58)	(0.0)%
Interest expense, net	8,813	3.9%	8,261	4.8%
Loss before income taxes	(7,318)	(3.3)%	(6,570)	(3.8)%
Income tax expense (benefit)	(1,499)	(0.7)%	(502)	(0.3)%
Net loss	$(5,819)	(2.6)%	$(6,068)	(3.5)%
Net income attributable to noncontrolling interest	(106)	(0.0)%	26	0.0%
Net loss attributable to unitholders	(5,713)	(2.6)%	(6,094)	(3.6)%
Accumulating preferred dividends	(7,145)	(3.2)%	(6,109)	(3.6)%
Net loss attributable to common unitholders	$(12,858)	(5.8)%	$(12,203)	(7.1)%

The following table sets forth selected financial information of our reportable segments for the three months ended June 30, 2022 and 2021:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2022	$170,865	$58,459	$(5,911)	$223,413
2021	134,405	41,322	(4,583)	171,144
Segment Costs of Sales:
2022	133,685	50,830	n/a	184,515
2021	102,899	33,892	n/a	136,791
Segment Gross Profit:
2022	37,180	1,718	n/a	38,898
2021	31,506	2,847	n/a	34,353
Segment Adjusted EBITDA:
2022	12,471	822	n/a	13,293
2021	10,330	853	n/a	11,183
Segment Adjusted EBITDA Margin:
2022	7.3%	1.6%	n/a	5.9%
2021	7.7%	2.3%	n/a	6.5%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions Segment.

Net Sales

Net Sales from our Beverage Solutions segment were $170.9 million for the three months ended June 30, 2022, compared to $134.4 million for the three months ended June 30, 2021, an increase of approximately 27.1%. The increase was driven by a 57% increase in single serve cup volumes, and a 20% increase in flavors, extracts and ingredients volumes, compared to the three months ended June 30, 2021.

Net Sales from our SS&T segment totaled $52.5 million, net of intersegment revenues, during the three months ended June 30, 2022, increasing 43.0% compared to $36.7 million during the three months ended June 30, 2021. The increase is driven by an increase in the average sales price per pound, which increased 44% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in the average sales price per pound is directly correlated to the global commodities price, which increased approximately 53% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. SS&T sales volume remained flat, with a change of less than 1%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased to $133.7 million for the three months ended June 30, 2022, from $102.9 million for the three months ended June 30, 2021; however, costs of sales as a percentage of segment revenues remained approximately flat at 78% and 77%, for the three months ended June 30, 2022 and 2021, respectively. The increase in costs of sales was driven by an increase in green coffee, tea and liquid extract costs of approximately $30.7 million, due to increased production volumes and underlying commodities pricing.

In our SS&T segment, costs of sales increased $16.9 million to $50.8 million for the three months ended June 30, 2022. This increase is primarily due to an increase in green coffee cost driven by an increase in underlying commodities pricings, as volume of green coffee sold was essentially flat year-over-year. Costs of sales for the three months ended June 30, 2022 included $1.4 million of net unrealized losses on forward sales and purchase contracts and mark-to-market adjustment on green coffee inventory compared to no such costs for the three months ended June 30, 2021.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2022		2021
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$32,673	19.1%	$29,702	22.1%
Sustainable Sourcing & Traceability	2,375	4.5%	2,117	5.8%
Total selling, general and administrative expense	$35,048	15.7%	$31,819	18.6%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $3.0 million to $32.7 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase is primarily due to an approximately $1.2 million increase in advertising costs, $1.1 million increase in legal and professional fees, and a $0.8 million increase in software maintenance costs for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. In our SS&T segment, selling, general and administrative costs increased $0.3 million due to increased personnel costs.

Acquisition, Restructuring and Integration Expense

Acquisition, restructuring and integration expenses for the three months ended June 30, 2022 were $2.3 million, $0.9 million of which related to public-company preparedness costs, and $0.8 million related to the integration of our new enterprise resource planning system. During the three months ended June 30, 2021, we incurred $1.0 million of acquisition, restructuring and integration expenses, approximately $0.8 million of which were integration costs related to the acquired S&D business.

Interest Expense

	Three Months Ended June 30,
(Thousands)	2022	2021
Interest expense, net
Cash:
Term Loan	$5,775	$5,953
ABL facility	877	426
Short-term related party debt	—	287
Subordinated related party debt	202	295
International trade finance lines	990	150
International notes payable	125	131
Other	175	113
Total cash interest	8,144	7,355
Non-cash:
Amortization of deferred financing costs	523	458
Payments-in-kind interest	146	448
Total non-cash interest	669	906
Total interest expense, net	$8,813	$8,261

Interest expense for the three months ended June 30, 2022 was $8.8 million compared to $8.3 million for the three months ended June 30, 2021. The increase is primarily driven by an increase in the utilization of Falcon’s working capital trade finance facility, and an increase in average Prior ABL Facility borrowings during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was partially offset by a decrease in the payment-in-kind interest rate applicable to our Prior Term Loan Facility.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2022 was $1.5 million, resulting in an effective tax rate of 20.5%, compared to an income tax benefit for the three months ended June 30, 2021 of $0.5 million, resulting in an effective tax rate of 7.6%. The effective tax rates differ primarily due to the impact of state income taxes and permanent differences, namely the global intangible low-taxed income (“GILTI”) inclusion, in relation to forecasted earnings before income taxes.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Six Months Ended	% of	Six Months Ended	% of
(Thousands, except per share data)	June 30, 2022	Revenues	June 30, 2021	Revenues
Net Sales	$409,841	100.0%	$326,475	100.0%
Costs of sales	332,512	81.1%	258,987	79.3%
Gross profit	77,329	18.9%	67,488	20.7%

Selling, general and administrative expense	70,109	17.1%	63,506	19.5%
Acquisition, restructuring and integration expense	4,787	1.2%	1,943	0.6%
Loss on disposal of property, plant and equipment	289	0.1%	243	0.1%
Total operating expenses	75,185	18.3%	65,692	20.1%

Income from operations	2,144	0.5%	1,796	0.6%
Other (income) expense, net	(1,110)	(0.3)%	(238)	(0.1)%
Interest expense, net	16,861	4.1%	15,669	4.8%
Loss before income taxes	(13,607)	(3.3)%	(13,635)	(4.2)%
Income tax expense (benefit)	(3,083)	(0.8)%	(1,443)	(0.4)%
Net loss	$(10,524)	(2.6)%	$(12,192)	(3.7)%
Net income attributable to noncontrolling interest	65	0.0%	336	0.1%
Net loss attributable to unitholders	(10,589)	(2.6)%	(12,528)	(3.8)%
Accumulating preferred dividends	(13,882)	(3.4)%	(11,848)	(3.6)%
Net loss attributable to common unitholders	$(24,471)	(6.0)%	$(24,376)	(7.5)%

The following table sets forth selected financial information of our reportable segments for the six months ended June 30, 2022 and 2021.

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2022	$319,226	$106,232	$(15,617)	$409,841
2021	261,668	74,021	(9,214)	326,475
Segment Costs of Sales:
2022	248,131	84,381	n/a	332,512
2021	201,143	57,844	n/a	258,987
Segment Gross Profit:
2022	71,095	6,234	n/a	77,329
2021	60,525	6,963	n/a	67,488
Segment Adjusted EBITDA:
2022	22,891	1,796	n/a	24,687
2021	18,462	1,030	n/a	19,492
Segment Adjusted EBITDA Margin:
2022	7.2%	2.0%	n/a	6.0%
2021	7.1%	1.6%	n/a	6.0%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Net Sales

Net sales from our Beverage Solutions segment for the six months ended June 30, 2022 were $319.2 million, compared to $261.7 million for the six months ended June 30, 2021, an increase of approximately 22%. The increase was driven by a 42% increase in single serve cup volumes, and a 15% increase in flavors, extracts and ingredients volumes, compared to the six months ended June 30, 2021.

Net sales from our SS&T segment totaled $90.6 million, net of intersegment revenues, for the six months ended June 30, 2022 compared to $64.8 million for the six months ended June 30, 2021, primarily due to increases in underlying commodities pricing, as the volume of green coffee sold was essentially flat year-over-year.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased to $248.1 million for the six months ended June 30, 2022, compared to $201.1 million for the six months ended June 30, 2021; however, costs of sales as a percentage of segment revenues remained approximately flat at 78% and 77% for the six months ended June 30, 2022 and 2021, respectively. The increase in costs of sales is primarily due to a $46.9 million increase in green coffee, tea and liquid extracts costs, driven by higher volumes and commodity price increases, specifically related to green coffee.

In our SS&T segment, costs of sales were $84.4 million for the six months ended June 30, 2022, an increase of $26.5 million compared to the six months ended June 30, 2021. This increase is primarily due to an increase in green coffee cost driven by an increase in underlying commodities pricings, as volume of green coffee sold was essentially flat year-over-year. Costs of sales for the six months ended June 30, 2022 included $0.3 million of net unrealized losses on forward sales and purchase contracts and mark-to-market adjustment on green coffee inventory compared to $2.0 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustment on green coffee inventory for the six months ended June 30, 2021.

Selling, General and Administrative Expense

	Six Months Ended June 30,
	2022		2021
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$64,931	20.3%	$59,369	22.7%
Sustainable Sourcing & Traceability	5,178	5.7%	4,137	6.4%
Total selling, general and administrative expense	$70,109	17.1%	$63,506	19.5%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $5.6 million to $64.9 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase is primarily due to an approximately $1.5 million increase in advertising costs, $1.2 million increase in contract services, $1.1 million increase in freight costs resulting from increased freight rates and $1.1 million increase in bad debt expenses, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. In our SS&T segment, selling, general and administrative costs increased $1.0 million due to increased personnel costs.

Acquisition, Restructuring and Integration Expense

Acquisition, restructuring and integration expense increased $2.8 million to $4.8 million for the six months ended June 30, 2022, approximately $2.5 million of which related to public-company preparedness costs and $1.4 million of which related to the integration of our new enterprise resource planning system. During the six months ended June 30, 2021, we incurred $2.0 million of acquisition, restructuring and integration expenses, approximately $1.2 million of which were integration costs related to the acquired S&D business.

Interest Expense

	Six Months Ended June 30,
(Thousands)	2022	2021
Interest expense, net
Cash:
Term Loan	$11,519	$11,000
ABL facility	1,448	897
Short-term related party debt	428	578
Subordinated related party debt	401	596
International trade finance lines	1,188	251
International notes payable	208	250
Other	329	203
Total cash interest	15,521	13,775
Non-cash:
Amortization of deferred financing costs	1,046	903
Payments-in-kind interest	294	991
Total non-cash interest	1,340	1,894
Total interest expense, net	$16,861	$15,669

Interest expense for the six months ended June 30, 2022 increased by $1.2 million to $16.9 million. The increase is primarily driven by an increase in the utilization of Falcon’s working capital trade finance facility, and an increase in average Prior ABL Facility borrowings during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase was partially offset by a decrease in the payment-in-kind interest rate applicable to our Prior Term Loan Facility.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2022 was $3.1 million, resulting in an effective tax rate of 22.7%, compared to an income tax benefit for the six months ended June 30, 2021 of $1.4 million, resulting in an effective tax rate of 10.6%. The effective tax rates differ primarily due to the impact of state income taxes and permanent differences, namely the global intangible low-taxed income (“GILTI”) inclusion, in relation to forecasted earnings before income taxes.

Critical Accounting Policies and Estimates

We make certain judgements and use certain estimates and assumptions when applying accounting principles in the preparation of our financial statements. The nature of those estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change.

We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our financial statements, the resulting changes could have a material adverse effect on our results of operations and, in certain situations, could have a material adverse effect on our financial condition.

For further information on our critical accounting policies and estimates, see “Management Discussion and Analysis of Financial Condition and Results of Operations” and notes to our audited financial statements included in the Registration Statement. As of June 30, 2022, there have been no material changes to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, and fund investment activities, which include capital expenditures. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities, and available borrowings under our Revolving Credit Facility

	Six Months Ended June 30,
(Thousands)	2022	2021
Net cash used in operating activities	$(46,974)	$(782)
Net cash used in investing activities	(12,963)	(7,455)
Net cash provided by financing activities	55,281	7,676

As of June 30, 2022, we had unrestricted cash and cash equivalents of $14.3 million and $14.5 million of borrowing availability under our Prior ABL Facility, which was based on our borrowing base (accounts receivables and inventory as of May 31, 2022). Subsequent to June 30, 2022, other than payments made in connection with the Transaction, there have been no material outlays of funds outside of our budgeted capital expenditures. On August 29, 2022, we used proceeds from the Transaction and Term Loan Facility of $175.0 million to pay off and terminate our existing Prior Term Loan Facility and Prior ABL Facility and have $175.0 million of available borrowing capacity under our new Revolving Credit Facility. We believe we have sufficient liquidity to fund our operations for the foreseeable future, meet our debt obligations, and to comply with our new debt covenants, however; if there was a sudden or prolonged negative change in our expectations regarding our liquidity, we may be forced to cease investments in our growth.

For the six months ended June 30, 2022, net cash used in operating activities was $47.0 million compared to $0.8 million for the six months ended June 30, 2021. The change is primarily attributable to increased working capital needs, primarily related to a $46.1 million increase in inventory levels to meet anticipated customer demand.

Net cash used in investing activities was $13.0 million for the six months ended June 30, 2022, compared to $7.5 million for the six months ended June 30, 2021. The increase was primarily driven by an increase of $6.6 million in growth capital expenditures for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

For the six months ended June 30, 2022, net cash provided by financing activities was $55.3 million, compared to $7.7 million for the six months ended June 30, 2021. The increase is primarily related to an increase in net proceeds from debt of approximately $47.3 million, which were primarily used to fund inventory purchases.

Prior Term Loan Facility

On February 28, 2020, Westrock Beverage Solutions, LLC (f/k/a Westrock Coffee Company, LLC), a Delaware limited liability company and wholly owned subsidiary of the Company (“WBS”), as borrower, borrowed $240.0 million of term loans from various financial institutions pursuant to a loan and security agreement (the “Prior Term Loan Agreement”) (such term loans, the “Prior Term Loan Facility”). The Prior Term Loan Facility accrued interest quarterly, at the borrower’s option, at the LIBOR or Prime Rate plus an Applicable Margin, as such terms were defined in the Prior Term Loan Agreement, that corresponded to our total leverage ratio at the end of each quarter. All outstanding loans accrued interest in the second quarter of 2022 at the LIBOR Rate, and the interest rate on the Prior Term Loan Facility was 9.75% on June 30, 2022.

On July 13, 2022, the Company entered into Amendment No. 6 to the Prior Term Loan Agreement (the “Sixth Term Loan Amendment”) in order to permit the Wooster Pre-fund. The Sixth Term Loan Amendment included the following modifications: (i) permitting the incurrence of subordinated debt from Wooster in the form of the Convertible Note; (ii) extending the PIK interest period to December 31, 2022; (iii) amending the definitions of EBITDA, Fixed Charge Coverage Ratio and Total Debt (which excludes the Convertible Note); and (iv) amending the level of the Minimum Liquidity covenant that the Company is required to comply with. The definition of EBITDA was modified to increase the cap on add-backs for the quarter ended June 30, 2022 and the quarter ended September 30, 2022 from 15% of EBITDA to 20% of EBITDA. The Wooster Pre-fund, together with the Sixth Term Loan Amendment, allowed the Company to meet increased capital expenditure and working capital needs of the business and to remain in compliance with its financial covenants as of June 30, 2022.

The Prior Term Loan Facility was repaid with proceeds from the Transaction, and the Prior Term Loan Agreement was terminated and replaced by the Credit Agreement described below under the heading “New Credit Agreement”.

Prior ABL Facility

On February 28, 2020, WBS, as borrower, entered into a credit agreement with Bank of America as administrative agent (the “Prior ABL Credit Agreement”) that created an asset-based loan of $90.0 million (the “Prior ABL Facility”). Proceeds from the Prior ABL Facility could be used for any lawful corporate purposes, including working capital. Depending on the loan type, interest accrued, at the borrower’s option, at the LIBOR or Base Rate plus an Applicable Margin, as such terms were defined in the Prior ABL Credit Agreement. The Applicable Margin ranged from 1.50% to 3.00% for LIBOR Rate loans and 0.50% to 2.00% for Base Rate loans.

As of June 30, 2022, our total availability under the Prior ABL Facility was $14.5 million, which was based on our borrowing base (accounts receivables and inventory as of May 31, 2022). As of June 30, 2022, we had $72.8 million of outstanding borrowings under the Prior ABL Facility and $2.7 million of letters of credit. The Prior ABL Facility carried a commitment fee on any of the unused commitment of 0.375% per annum. The weighted average effective interest rate on our outstanding borrowings was 5.8% on June 30, 2022.

On July 13, 2022, the Company entered into Amendment No. 4 to the Prior ABL Credit Agreement, which included the following modifications: (i) permitting the incurrence of subordinated debt from Wooster in the form of the Convertible Note and (ii) amending the definitions of EBITDA, Fixed Charge Coverage Ratio and Total Debt (which excludes the Convertible Note). The definition of EBITDA was modified to increase the cap on add-backs for the quarter ended June 30, 2022 and the quarter ended September 30, 2022 from 15% of EBITDA to 20% of EBITDA.

The Prior ABL Facility was repaid with the proceeds from the Transaction, and the Prior ABL Facility was terminated and replaced by the Credit Agreement described below under the heading “New Credit Agreement”.

Convertible Note

In connection with the Transaction, on July 14, 2022, pursuant to the terms of the subscription agreement entered into between the Company and Wooster, in which Wooster agreed to subscribe for and purchase, and the Company agreed to issue and sell to Wooster, prior to and substantially concurrently with the closing of the Transaction, an aggregate of 2,150,000 shares of Common Stock at a purchase price of $10.00 per share, for aggregate gross proceeds of $21,500,000 to the Company, Wooster pre-funded $11.7 million of its commitment (the “Wooster Pre-fund”) and in exchange thereof was issued the Convertible Note. The Convertible Note had a principal amount of $11.7 million, a one-year maturity, and an interest rate of 8% per annum, which was payable quarterly on the last business day of each quarter. On August 26, 2022, in connection with the closing of the Transaction, the Convertible Note was automatically converted into 1.17 million shares of Common Stock.

New Credit Agreement

On August 29, 2022, in connection with the Transaction, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, WBS, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, as collateral agent, and as swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes (a) the Revolving Credit Facility in an initial aggregate principal amount of $175.0 million and (b) the Term Loan Facility in an initial aggregate principal amount of $175.0 million. The proceeds from the Revolving Credit Facility and the Term Loan Facility will be used for paying off existing indebtedness, working capital and other general corporate purposes. The Revolving Credit Facility and the Term Loan Facility will mature on August 29, 2027. As of August 29, 2022, there are no borrowings outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility or the Term Loan Facility will bear interest, at the borrower’s option, initially at an annual rate equal to (a) Term SOFR (as defined in the Credit Agreement) plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR Rate”) plus the applicable margin or (b) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate (as defined in the Credit Agreement) from time to time plus 0.50% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1.00%, (the “Base Rate”)) plus the applicable margin. The applicable margin for the Revolving Credit Facility and the Term Loan Facility ranges from 1.50% to 2.50% for Adjusted Term SOFR Rate loans and from 0.50% to 1.50% for Base Rate loans, in each case depending on the total net leverage ratio. As of August 29, 2022, all borrowings under the Term Loan Facility will bear interest at the applicable Adjusted Term SOFR Rate plus the applicable margin.

Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility range from 0.20% to 0.35% depending on the total net leverage ratio.

The Credit Agreement contains two financial covenants requiring maintenance of a total net leverage ratio not to exceed 4.50 to 1.00, with a stepdown to 4.00 to 1.00 on the 18-month anniversary of the closing date of the Transaction and an interest coverage ratio of at least 1.50 to 1.00, which will be tested with the fiscal quarter ending September 30, 2022.

International Debt and Lending Facilities

At June 30, 2022, Westrock Coffee International, LLC (“Westrock International”), through its subsidiary Falcon Coffees Limited (“Falcon”) had a $1.6 million promissory note payable with responsAbility SICAV (Lux), split into two tranches. Proceeds from the note are restricted for the sole purpose of financing Falcon’s trading activities. The note was amended in January 2022 to adjust the maturity of certain tranches, and to re-set interest rates. Borrowings on the note bear interest at a fixed rate of 9.5% for both the $0.9 million tranche and the $0.7 million tranche maturing on September 30, 2022 and December 31, 2022, respectively. Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage-backed lending facilities with a local bank in Rwanda: a short-term trade finance facility with a balance of $8.9 million at June 30, 2022 and a long-term note payable with a balance of $1.9 million at June 30, 2022.

Falcon maintains a working capital trade finance facility with multiple financial institutions, which prior to March 16, 2022, was agented by BBH, a related party of the Company through its equity interests in the Company, and was reported as short-term related party debt on the Condensed Consolidated Balance Sheets. On March 16, 2022, Falcon refinanced its working capital trade finance facility, and the facility was transferred to different lenders with the same terms as the previous facility. The new facility is uncommitted, repayable on demand and secured by Falcon’s assets. The facility is renewable on an annual basis beginning in March 2023. On April 29, 2022, the facility size increased from $50 million to $55 million and subsequently, on June 16, 2022, the facility size increased to $62.5 million. At June 30, 2022, there was $52.0 million outstanding under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Interest is payable monthly at the U.S. Prime Rate plus 1.50%, subject to a minimum rate of 5.00%. The facility carries an agent fee of 0.25% of total available capital. Availability under the facility is subject to a borrowing base calculation. The credit facility is secured by substantially all liquid assets of Falcon. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of June 30, 2022.

Subordinated Related Party Debt

On February 28, 2020, we issued $13.3 million of subordinated debt (the “Subordinated Notes”) to Wooster and Jo Ellen Ford. The Subordinated Notes provided for maturity on the earlier of (i) six months after the Prior Term Loan Facility is paid in full or (ii) 10 years from the date of issuance (February 2030). Interest was payable quarterly at the end of each calendar quarter at a rate of 6% per annum. Substantially concurrently with the closing of the Transaction and pursuant to the terms of their respective subscription agreements with the Company, Wooster and Jo Ellen Ford contributed their respective Subordinated Notes to the Company and in exchange for such contribution, the Company issued shares of Common Stock to Wooster and Jo Ellen Ford. The Company issued a total of 1,330,000 shares of Common Stock in exchange for the contribution of the Subordinated Notes, which were subsequently extinguished.

Current and Long-Term Liquidity

Our current liquidity needs are to fund operating expenses, meet debt service obligations, and fund both current and long-term investment activities, which include capital expenditures. Proceeds from the Transaction were used to repay all existing term loan and asset-based lending facilities. In addition, we expect to use proceeds to fund our near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base, (iii) expanding geographically, (iv) funding accretive acquisitions, and (v) continuing to drive margin expansion. As of August 29, 2022, we had no borrowings outstanding under our Revolving Credit Facility.

A key component of our long-term growth strategy will be to complete the phased build-out of our FE&I manufacturing facility in Conway, Arkansas, which will utilize state-of-the-art equipment, including advanced robotics specifically designed to efficiently manufacture and package a wide range of beverages, such as canned or bottled cold brew coffees, lattes, assorted teas, and juice-based products, as well as single serve coffee capsules. This facility will also incorporate a premiere product development laboratory, enabling us to test and produce new beverage solutions. We believe proceeds from the Transaction and available borrowings under our Revolving Credit Facility will provide sufficient cash on-hand to complete the initial build-out of this facility, which is currently expected to be approximately $190 million over the next three years. However, the Company will continuously evaluate its liquidity needs, and if it is determined that we have insufficient liquidity to fund the Conway build-out or fund our acquisition strategy, we may delay the initial build-out of the Conway facility and/or modify the scope of the build-out and we may reprioritize our strategy to focus on organic growth opportunities, which may have an adverse impact on our ability to achieve our growth objectives.

Contractual Obligations

Our material contractual obligations include the payment of principal and interest under our debt obligations. Our Term Loan Facility requires quarterly principal payments during the first three years of approximately $2.2 million (1.25% of the original principal balance beginning December 31, 2022. Quarterly payments increase to approximately $3.3 million and $4.4 million (1.875% and 2.5% of the original principal balance) during the fourth and fifth years, respectively. We have no other material obligations to pay principal amounts of our long-term debt obligations prior to their maturity.

Future purchase obligations of $371.7 million as of June 30, 2022 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

Capital Expenditures

We categorize our capital expenditures as (i) growth, (ii) maintenance, (iii) customer beverage equipment or (iv) other.

We define growth capital expenditures as investments in our manufacturing facilities that will contribute to revenue growth by increasing production capacity, improving production efficiencies, or related to production of new products. Maintenance capital expenditures are those necessary to keep our existing manufacturing equipment fully operational. Customer beverage equipment represents Company-owned equipment that is deployed in our customers’ locations.

Capital expenditures for the six months ended June 30, 2022 and 2021 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Six months ended June 30, 2022	$10,393	$1,151	$2,589	$1,030	$15,163
Six months ended June 30, 2021	$5,424	$366	$2,071	$695	$8,556

We expect to invest to expand our FE&I product manufacturing capacity in Conway, Arkansas, for which we currently expect to spend approximately $190 million over the next 3 years to complete the initial build-out.

If circumstances warrant, we may need to take measures to conserve cash, which may include a suspension, delay, or reduction in growth and/or maintenance capital expenditures. We continually assess our capital expenditure plans in light of developments impacting our business, including the needs of our customers.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in Item I of Part 1 of this Quarterly Report on Form 10-Q for a detailed discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

There has been no material change in the commodities price risk, interest rate risk, inflation and supply chain disruption risk or risk associated with the Russia/Ukraine conflict discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in the Registration Statement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting, described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting, which remain outstanding as of June 30, 2022.

Westrock did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness in risk assessment contributed to the following material weaknesses:

●	Westrock did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, Westrock did not design and maintain effective controls to timely identify and account for issuances of redeemable common equivalent preferred units, the S&D acquisition transaction, a disposal transaction, and arrangements with forward repurchase obligations which resulted in material audit adjustments to shareholders’ deficit; intangible assets, net; goodwill; acquisition, restructuring and integration expense; and impairment charges; within the consolidated financial statements as of and for the year ended December 31, 2020 and in immaterial misstatements to revenue; costs of sales; interest expense; inventory; accrued expenses and other current liabilities; and the cash flow presentation between operating and financing activities within the consolidated financial statements as of and for the years ended December 31, 2021 and 2020.

●	Westrock did not design and maintain effective controls over the period-end financial reporting process to achieve complete and accurate financial accounting, reporting and disclosures, including the presentation and classification of various accounts in the financial statements, which resulted in immaterial adjustments to product revenues; product costs of sales; selling, general and administrative expense; loss on disposal of property, plant and equipment; other (income) expense, net; accounts receivable, net, inventories; derivative assets, net; prepaid expenses and other current assets; property, plant, and equipment, net; goodwill; intangible assets, net; other long-term assets; accounts payable; accrued expenses and other current liabilities and the cash flow presentation of debt payments and proceeds within financing activities within the consolidated financial statements as of and for the year ended December 31, 2020.

●	Westrock did not design and maintain effective controls related to ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and account reconciliations, which did not result in adjustments to the consolidated financial statements.

●	Westrock did not design and maintain effective controls over certain information technology (“IT”) or general computer controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, Westrock did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and adequate restricted user and privileged access to financial applications, data and programs to the appropriate personnel; (iii) computer operations controls to ensure that data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in adjustments to the consolidated financial statements. However, the deficiencies, when aggregated, could impact the Westrock’s ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, it was determined these deficiencies in the aggregate constitute a material weakness.

Additionally, each of these material weaknesses could result in a misstatement of substantially all of Westrock’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with US GAAP. Our Principal Executive Officer and Principal Financial Officer have certified that, based on such officer’s knowledge, the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

Remediation Plans

Westrock has taken and is taking certain measures to remediate the material weaknesses described above, including the following:

●	Hiring additional accounting and IT personnel, including a new chief accounting officer hired in May 2021 and a new technical accounting resource hired in April 2022, with the appropriate level of knowledge, training, and experience to improve our internal control over financial reporting and IT capabilities.

●	Developing and formalizing a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting.

●	Formally assessing non-routine, unusual and complex accounting transactions, as well as other technical accounting and financial reporting matters including controls over the preparation and review of accounting memoranda addressing these matters. During the quarter ended June 30, 2022, we implemented controls to identify non-routine, unusual and complex accounting transactions and require that the accounting implications of such transactions are formally assessed, documented and reviewed by a relevant senior member of our accounting team in a timely manner. In addition, we have engaged third party subject matter experts to advise us with respect to certain complex non-routine transactions in addition to management’s review of such transactions, where appropriate.

●	Engaging a third party to assist in designing and implementing controls related to period-end financial reporting, segregation of duties and IT general controls.

●	Designing and implementing controls to formalize roles and review responsibilities to align with Westrock’s team’s skills and experience and designing and implementing controls over segregation of duties.

●	Designing and implementing formal accounting procedures and controls supporting Westrock’s period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries.

●	Enhancing policies and procedures related to the management and approval of (i) changes in our IT environment, including procedures to review changes in IT data and the configuration of systems, (ii) system implementations and projects to ensure adequate governance, development, change management, and implementation controls, (iii) security access, including policies and procedures to set up or remove users to our IT systems, (iv) periodic security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels, and (v) review of service organization reports and related end-user control considerations.

●	Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls related to the accounting for non-routine, unusual or complex transactions described above, there were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described under the subsection titled “Risks Related to Westrock’s Business and Industry”, “Risks Related to Westrock Following the Consummation of the Business Combination”, and “Risks Related to the Ownership of Westrock

Common Shares Following the Business Combination” discussed in the section titled “Risk Factors” in the Registration Statement. There have been no material changes to the risk factors subsequent to that filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Transaction Agreement, dated as of April 4, 2022, by and among Riverview Acquisition Corp., Westrock Coffee Holdings, LLC, Origin Merger Sub I, Inc. and Origin Merger Sub II, LLC	S-4	333-264464	2.1	August 3, 2022

3.1	Certificate of Incorporation of Westrock Coffee Company					*

3.2	Bylaws of Westrock Coffee Company					*

4.1	Amended and Restated Warrant Agreement by and among Westrock Coffee Company, Computershare Inc. and Computershare Trust Company, N.A.					*

4.2	Specimen Common Stock Certificate of Westrock Coffee Company	S-4	333-264464	4.5	August 3, 2022

4.3	Specimen Warrant Certificate of Westrock Coffee Company	S-4	333-264464	4.6	August 3, 2022

4.4	Investor Rights Agreement, dated as of April 4, 2022, by and among Westrock Coffee Company, Westrock Group, LLC, The Stephens Group, LLC, Sowell Westrock, L.P., BBH Capital Partners V, L.P., BBH Capital Partners V-A, L.P., BBH CPV WCC Co-Investment LLC and Riverview Sponsor Partners, LLC	S-4	333-264464	4.8	August 3, 2022

10.1	Registration Rights Agreement, dated as of April 4, 2022, by and among Westrock Coffee Holdings, LLC and the other parties thereto	S-4	333-264464	10.1	August 3, 2022

10.2	Sponsor Support Agreement, dated as of April 4, 2022, by and among Westrock Coffee Holdings, LLC, Riverview Acquisition Corp., and Riverview Sponsor Partners, LLC	S-4	333-264464	10.4	August 3, 2022

10.3

Credit Agreement, dated as of August 29, 2022, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto.

						*

10.4	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Scott T. Ford	*

10.5	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and T. Christopher Pledger	*

10.6	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and William A. Ford	*

10.7	Westrock Coffee Company 2022 Equity Incentive Plan	*

10.8	Westrock Coffee Company Annual Cash Incentive Plan	*

10.9	Amended and Restated Westrock Coffee Company 2020 Stock Option Incentive Plan	*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1

Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**

32.2

Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	XBRL Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

104	Cover Page Interactive Data File – The Cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Filed herewith.

**   Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westrock Coffee Company
Date: August 29, 2022	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 29, 2022	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)