Form 10-Q
period 2022-09-30
Westrock Coffee Co
filed 2022-11-14
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Not applicable

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of November 8, 2022, the Registrant had 73,033,991 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

On August 26, 2022, the registrant converted from a Delaware limited liability company, called Westrock Coffee Holdings, LLC, to a Delaware corporation called “Westrock Coffee Company” in connection with the closing of its de-SPAC merger transaction with Riverview Acquisition Corp., a special purpose acquisition vehicle and a Delaware corporation. References to “Westrock,” “we,” “us,” and “our,” prior to the effective time of the conversion, refer to the registrant when it was a Delaware limited liability company called “Westrock Coffee Holdings, LLC” and such references following the effective time of the conversion, refer to the registrant in its current corporate form as a Delaware corporation called “Westrock Coffee Company.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements regarding, but not limited to, our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risk related to the following:

●	our history of net losses;

●	volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;

●	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;

●	deterioration in general macroeconomic conditions;

●	disruption in operations at any of our production and distribution facilities;

●	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;

●	failure to retain key personnel or recruit qualified personnel;

●	risks associated with operating a coffee trading business and a coffee-exporting business;

●	consolidation among our distributors and customers or the loss of any key customer;

●	complex and evolving U.S. and international laws and regulations, and noncompliance subjecting us to criminal or civil liability;

●	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;

●	our inability to effectively manage the growth and increased complexity of our business;

●	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;

●	our inability to secure the additional capital needed to operate and grow our business;

●	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;

●	a material failure, inadequacy or interruption of our information technology systems;

●	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;

●	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;

●	our inability to comply with the financial covenants contained in our credit agreement;

●	our inability to complete the construction of our new facility in Conway, Arkansas in time or incurring additional expenses in the process;

●	our corporate structure and organization; and

●	our being a public company;

●	the possible resurgence of COVID-19 and emergence of new variants of the virus on the foregoing; and

●	other risks, uncertainties and factors set forth in the “Risk Factors” section in the Company’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission (“SEC”) on September 20, 2022 and in the “Management’s Discussion and Analysis” section of this Quarterly Report on Form 10-Q.

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

Westrock Coffee Company

FORM 10-Q

September 30, 2022

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$90,984	$19,344
Restricted cash	4,562	3,526
Accounts receivable, net of allowance for credit losses of $2,747 and $3,749, respectively	98,380	85,795
Inventories	162,245	109,166
Derivative assets	13,696	13,765
Prepaid expenses and other current assets	10,238	6,410
Total current assets	380,105	238,006

Property, plant and equipment, net	134,131	127,613
Goodwill	97,053	97,053
Intangible assets, net	120,949	125,914
Other long-term assets	17,850	4,434
Total Assets	$750,088	$593,020

LIABILITIES, CONVERTIBLE PREFERRED SHARES, REDEEMABLE UNITS, AND SHAREHOLDERS' EQUITY (DEFICIT)
Current maturities of long-term debt	$12,011	$8,735
Short-term debt	61,806	4,510
Short-term related party debt	—	34,199
Accounts payable	110,651	80,405
Derivative liabilities	5,357	14,021
Accrued expenses and other current liabilities	36,569	26,370
Total current liabilities	226,394	168,240

Long-term debt, net	164,671	277,064
Subordinated related party debt	—	13,300
Deferred income taxes	16,326	25,515
Warrant liabilities	32,333	—
Other long-term liabilities	11,217	3,028
Total liabilities	450,941	487,147

Commitments and contingencies (Note 19)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,588 shares issued and outstanding, $11.50 liquidation value	273,620	—
Series A Redeemable Common Equivalent Preferred Units: $0.00 par value, 222,150 units authorized, no units and 222,150 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	264,729
Series B Redeemable Common Equivalent Preferred Units: $0.00 par value, 17,000 units authorized, no units and 17,000 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	17,142

Shareholders' Equity (Deficit) (1)
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 73,034 shares issued and outstanding at September 30, 2022; $0.00 par value, 39,389 shares authorized, 34,523 shares issued and outstanding at December 31, 2021	730	345
Additional paid-in-capital	316,537	60,628
Accumulated deficit	(296,442)	(251,725)
Accumulated other comprehensive income	1,923	12,018
Total shareholders' equity (deficit) attributable to Westrock Coffee Company	22,748	(178,734)
Noncontrolling interest	2,779	2,736
Total shareholders' equity (deficit)	25,527	(175,998)

Total Liabilities, Convertible Preferred Shares, Redeemable Units and Shareholders' Equity (Deficit)	$750,088	$593,020

(1) Retroactively restated for de-SPAC merger transaction as described in Note 4.

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2022	2021	2022	2021
Net sales	$230,308	$181,277	$640,149	$507,752
Costs of sales	189,169	142,993	521,681	401,980
Gross profit	41,139	38,284	118,468	105,772

Selling, general and administrative expense	31,223	32,803	101,332	96,309
Acquisition, restructuring and integration expense	3,959	1,829	8,746	3,772
Loss (gain) on disposal of property, plant and equipment	459	(390)	748	(147)
Total operating expenses	35,641	34,242	110,826	99,934
Income from operations	5,498	4,042	7,642	5,838

Other (income) expense
Interest expense	13,404	8,614	30,265	24,283
Change in fair value of warrant liabilities	5,215	—	5,215	—
Other, net	325	114	(785)	(124)
Loss before income taxes	(13,446)	(4,686)	(27,053)	(18,321)
Income tax benefit	(428)	(796)	(3,511)	(2,239)
Net loss	$(13,018)	$(3,890)	$(23,542)	$(16,082)
Net (loss) income attributable to non-controlling interest	(22)	97	43	433
Net loss attributable to shareholders	(12,996)	(3,987)	(23,585)	(16,515)
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	(2,870)	—	(2,870)	—
Common equivalent preferred dividends	(4,380)	—	(4,380)	—
Accumulating preferred dividends	—	(6,109)	(13,882)	(17,957)
Net loss attributable to common shareholders	$(20,246)	$(10,096)	$(44,717)	$(34,472)

Loss per common share(1):
Basic	$(0.41)	$(0.29)	$(1.12)	$(1.00)
Diluted	$(0.41)	$(0.29)	$(1.12)	$(1.00)

Weighted-average number of shares outstanding(1):
Basic	49,795	34,523	39,819	34,455
Diluted	49,795	34,523	39,819	34,455

(1) Retroactively restated for de-SPAC merger transaction as described in Note 4.

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Net loss	$(13,018)	$(3,890)	$(23,542)	$(16,082)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on derivative instruments	(2,802)	2,372	(10,087)	5,882
Foreign currency translation adjustment	1	67	(8)	2
Total other comprehensive (loss) income	(2,801)	2,439	(10,095)	5,884
Comprehensive loss	(15,819)	(1,451)	(33,637)	(10,198)
Comprehensive (loss) income attributable to non-controlling interests	(22)	97	43	433
Comprehensive loss attributable to shareholders	(15,797)	(1,548)	(33,680)	(10,631)
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	(2,870)	—	(2,870)	—
Common equivalent preferred dividends	(4,380)	—	(4,380)	—
Accumulating preferred dividends	—	(6,109)	(13,882)	(17,957)
Comprehensive loss attributable to common shareholders	$(23,047)	$(7,657)	$(54,812)	$(28,588)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)(1)

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income	Interest	Equity (Deficit)
Balance at June 30, 2021	34,523	$345	$60,017	$(229,946)	$7,265	$2,433	$(159,886)

Net income (loss)	—	—	—	(3,987)	—	97	(3,890)

Other comprehensive income (loss)	—	—	—	—	2,439	—	2,439

Equity-based compensation	—	—	306	—	—	—	306

Accumulating preferred dividends	—	—	—	(6,109)	—	—	(6,109)
Balance at September 30, 2021	34,523	$345	$60,323	$(240,042)	$9,704	$2,530	$(167,140)

Balance at June 30, 2022	34,856	$348	$60,627	$(276,196)	$4,724	$2,801	$(207,696)

Net income (loss)	—	—	—	(12,996)	—	(22)	(13,018)

Issuance of common shares upon closing of de-SPAC merger transaction, net of issuance costs, net of $2,469 of taxes (see Note 4)	12,868	129	805	—	—	—	934

Issuance of common shares related to PIPE financing	20,590	206	205,694	—	—	—	205,900

Issuance of common shares related to conversion of debt to equity (see Note 11)	2,500	25	24,975	—	—	—	25,000

Issuance of common shares related to conversion of Common Equivalent Preferred Units (see Note 4)	2,220	22	23,731	—	—	—	23,753

Common Equivalent Preferred Unit dividends ($0.02 per unit)	—	—	—	(4,380)	—	—	(4,380)

Loss on extinguishment of Common Equivalent Preferred Units	—	—	—	(2,870)	—	—	(2,870)

Other comprehensive income (loss)	—	—	—	—	(2,801)	—	(2,801)

Equity-based compensation	—	—	705	—	—	—	705
Balance at September 30, 2022	73,034	$730	$316,537	$(296,442)	$1,923	$2,779	$25,527

See accompanying notes to condensed consolidated financial statements.

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income	Interest	Equity (Deficit)
Balance at December 31, 2020	34,202	$342	$59,570	$(205,570)	$3,820	$2,097	$(139,741)

Net income (loss)	—	—	—	(16,515)	—	433	(16,082)

Other comprehensive income	—	—	—	—	5,884	—	5,884

Equity-based compensation	321	3	915	—	—	—	918

Net unit settlement	—	—	(162)	—	—	—	(162)

Accumulating preferred dividends	—	—	—	(17,957)	—	—	(17,957)
Balance at September 30, 2021	34,523	$345	$60,323	$(240,042)	$9,704	$2,530	$(167,140)

Balance at December 31, 2021	34,523	$345	$60,628	$(251,725)	$12,018	$2,736	$(175,998)

Net income (loss)	—	—	—	(23,585)	—	43	(23,542)

Issuance of common shares upon closing of de-SPAC merger transaction, net of issuance costs, net of $2,469 of taxes (see Note 4)	12,868	129	805	—	—	—	934

Issuance of common shares related to PIPE financing	20,590	206	205,694	—	—	—	205,900

Issuance of common shares related to conversion of debt to equity (see Note 11)	2,500	25	24,975	—	—	—	25,000

Issuance of common shares related to conversion of Common Equivalent Preferred Units (see Note 4)	2,220	22	23,731	—	—	—	23,753

Common Equivalent Preferred Unit dividends ($0.02 per unit)	—	—	—	(4,380)	—	—	(4,380)

Loss on extinguishment of Common Equivalent Preferred units	—	—	—	(2,870)	—	—	(2,870)

Other comprehensive income	—	—	—	—	(10,095)	—	(10,095)

Equity-based compensation	333	3	1,181	—	—	—	1,184

Net unit settlement	—	—	(477)	—	—	—	(477)

Accumulating preferred dividends	—	—	—	(13,882)	—	—	(13,882)
Balance at September 30, 2022	73,034	$730	$316,537	$(296,442)	$1,923	$2,779	$25,527

(1) Retroactively restated for de-SPAC merger transaction as described in Note 4.

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(23,542)	$(16,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,782	18,386
Equity-based compensation	1,184	918
Paid-in-kind interest added to debt principal	295	1,452
Provision for credit losses	1,286	119
Amortization of deferred financing fees included in interest expense	1,350	1,361
Write-off of unamortized deferred financing fees	4,296	—
Loss on debt extinguishment	1,580	—
Loss (gain) on disposal of property, plant and equipment	748	(147)
Mark-to-market adjustments	793	(1,979)
Change in fair value of warrant liabilities	5,215	—
Foreign currency transactions	355	190
Deferred income tax (benefit) expense	(3,511)	(2,239)
Change in operating assets and liabilities:
Accounts receivable	(13,891)	(16,622)
Inventories	(61,180)	(20,548)
Derivative assets and liabilities	(14,661)	8,512
Prepaid expense and other assets	(14,944)	(1,301)
Accounts payable	29,834	16,931
Accrued liabilities and other	7,477	2,867
Net cash used in operating activities	(59,534)	(8,182)
Cash flows from investing activities:
Additions to property, plant and equipment	(22,966)	(12,545)
Additions to intangible assets	(135)	(244)
Proceeds from sale of property, plant and equipment	3,300	1,060
Net cash used in investing activities	(19,801)	(11,729)
Cash flows from financing activities:
Payments on debt	(407,384)	(74,881)
Proceeds from debt	319,100	90,980
Proceeds from related party debt	11,700	—
Debt extinguishment costs	(1,580)	—
Payment of debt issuance costs	(6,007)	(597)
Proceeds from de-SPAC merger and PIPE financing	255,737	—
Payment of common equity issuance costs	(24,220)	—
Payment of preferred equity issuance costs	(1,250)	—
Net proceeds from repurchase agreements	10,951	—
Common equivalent preferred dividends	(4,380)	—
Net unit settlement	(477)	(162)
Net cash provided by financing activities	152,190	15,340
Effect of exchange rate changes on cash	(179)	113
Net increase (decrease) in cash and cash equivalents and restricted cash	72,676	(4,458)
Cash and cash equivalents and restricted cash at beginning of period	22,870	18,652
Cash and cash equivalents and restricted cash at end of period	$95,546	$14,194

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$596	$—
Accumulating preferred dividends	$13,882	$17,957
Exchange of Redeemable Common Equivalent Preferred Units for Series A Convertible Preferred Shares	$271,539	$—
Exchange of Redeemable Common Equivalent Preferred Units for common shares	$24,214	$—
Related party debt exchanged for common shares	$25,000	$—
Loss on extinguishment of Common Equivalent Preferred Units	$2,870	$—

The total cash and cash equivalents and restricted cash is as follows:

(Thousands)	September 30, 2022	September 30, 2021
Cash and cash equivalents	$90,984	$12,596
Restricted cash	4,562	1,598
Total	$95,546	$14,194

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Description of Business

Westrock Coffee Company, a Delaware corporation (the “Company,” “Westrock,” “we,” “us,” or “our”), is a leading integrated coffee, tea, flavors, extracts, and ingredients solutions provider in the United States, providing coffee sourcing, supply chain management, product development, roasting, packaging, and distribution services to the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG, and hospitality industries around the world.

The Company has an 85% ownership interest in Falcon Coffees Limited, which operates our trading business and is reported within our Sustainable Sourcing & Traceability segment. Equity interests not owned by us are reflected as non-controlling interests. In the Condensed Consolidated Statements of Operations, we allocate net income (loss) attributable to non-controlling interest to arrive at net income (loss) attributable to common shareholders based on their proportionate share.

The Company operates seven manufacturing facilities, three of which are located in Concord, North Carolina, two in North Little Rock, Arkansas, one in Kigali, Rwanda, and one in Johor Bahru, Malaysia.

On August 26, 2022 (the “Closing Date”), pursuant to the terms of the Transaction Agreement, dated April 4, 2022, by and among the Company, Riverview Acquisition Corp., a special purpose acquisition vehicle and a Delaware corporation (“Riverview”), Origin Merger Sub I, Inc. (“Merger Sub I”), and Origin Merger Sub II, LLC (“Merger Sub II”) (as amended, modified or supplemented, the “Transaction Agreement”), the Company completed its de-SPAC merger transaction with Riverview (the “Transaction”). In connection with the closing of the Transaction (the “Closing”), the Company converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”) and changed its corporate name from “Westrock Coffee Holdings, LLC” (the “Converting Company”) to “Westrock Coffee Company.” Pursuant to the Transaction Agreement, Merger Sub I merged with and into Riverview, with Riverview surviving the merger as a direct wholly owned subsidiary of Westrock (such merger, the “SPAC Merger”) and immediately following the consummation of the SPAC Merger, Riverview merged with and into Merger Sub II, with Merger Sub II surviving the merger as a direct wholly owned subsidiary of Westrock (the “LLC Merger”, and together with the SPAC Merger, the “Mergers”). See Note 4 for additional disclosures related to the Transaction.

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

The interim financial information is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of results for the interim periods have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited December 31, 2021 consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission (“SEC”) on September 20, 2022. Accordingly, certain significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our audited financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, useful lives of property, equipment, incremental borrowing rates for lease liability measurement, fair values of forward purchase and sales contracts, green coffee associated with forward contracts, and warrant liabilities, share-based compensation, contingencies, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from our estimates.

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

Activity in the allowance for credit losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Balance at beginning of period	$2,392	$3,666	$3,749	$3,977
Charged to selling, general and administrative expense	364	19	1,286	119
Write-offs	(9)	(119)	(2,288)	(530)
Total	$2,747	$3,566	$2,747	$3,566

Inventories

Green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, within our Sustainable Sourcing & Traceability segment, consistent with our forward purchase contracts recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, we recognized $0.6 million and $8.1 million, respectively, of unrealized losses on green coffee inventory associated with our forward sales and purchase contracts. For the three and nine months ended September 30, 2021, we recognized $3.3 million and $5.9 million, respectively, of unrealized gains on green coffee inventory associated with our forward sales and purchase contracts.

Warrant Liabilities

We account for warrants assumed in connection with the Transaction (see Note 4) in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities.  Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

The Company remeasures the fair value of the Public Warrants (as defined in Note 4) based on the quoted market price of the Public Warrants. The Private Warrants (as defined in Note 4) are valued using a binomial lattice valuation model. For the three and nine months ended September 30, 2022, the Company recognized $5.2 million of losses related to the change in fair value of warrant liabilities.

Recently issued accounting pronouncements

Update ASU 2016-02 – Leases (Topic 842) and Update ASU 2018-10 – Codification Improvements to Topic 842, Leases

Effective January 1, 2022, we account for leases in accordance with ASC 842, Leases (“ASC 842”). The standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

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

We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (i) there is an identified asset in the contract that is land or a depreciable asset, and (ii) the customer has a right to control the use of the identified asset. We enter into lease contracts for manufacturing and production facilities, warehouse facilities, vehicles and machinery and equipment. Upon adoption, we recognized $13.0 million of ROU assets and lease liabilities on our Condensed Consolidated Balance Sheets. See Note 10 for additional disclosures related to leases.

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

Note 4. De-SPAC Merger Transaction

On the Closing Date, the Company completed the Transaction with Riverview (“Closing”). At Closing, the Company issued 12,868,151 shares of common stock of the Company (“Common Shares”) to public and class B shareholders of Riverview, receiving $49.8 million of the cash held in the trust account of Riverview, which is net of $17.1 million of Riverview transaction expenses offset against proceeds received by the Company at Closing. The 12,868,151 shares include 1,910,000 shares issued to PIPE investors who elected to satisfy their PIPE commitments through the purchase of shares of Class A common stock of Riverview (“Riverview Class A Shares”) on the public market, pursuant to the terms of their respective subscription agreements.

Substantially concurrently with the Closing, the Company received $205.9 million in cash proceeds (which amount excludes contribution to the Company of certain related party notes as described in Note 11) from common stock PIPE investments (the “PIPE Financing”), issued 20,590,000 Common Shares to the PIPE investors (which share amount excludes the conversion of the related party notes as described in Note 11), and entered into a credit agreement that includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million. See Note 11 for additional disclosures regarding the new credit agreement.

Pursuant to the Transaction Agreement, (a) each issued and outstanding common unit of the Converting Company was automatically converted into 0.1049203474320 Common Shares, (b) each issued and outstanding common equivalent preferred unit of the Converting Company (the “Westrock Preferred Unit ”) for which the holder had not elected to convert such unit into shares of Series A convertible preferred stock of Westrock (the “Westrock Series A Preferred Shares”) (see Note 12), automatically converted into 0.1086138208640 Common Shares if such Westrock Preferred Unit was designated a Series A common equivalent preferred unit of the Converting Company (the “Westrock Series A Preferred Units”) or 0.1049203474320 Common Shares if such Westrock Preferred Unit was designated a Series B common equivalent preferred unit of the Converting Company (the “Westrock Series B Preferred Units”) and (c) each outstanding Westrock Preferred Unit, for which the holder thereof had made an election to convert such unit into Westrock Series A Preferred Shares, converted into 0.1086138208740 Westrock Series A Preferred Shares if such Westrock Preferred Unit was a Westrock Series A Preferred Unit or 0.0919280171940 Westrock Series A Preferred Shares if such Westrock Preferred Unit was a Westrock Series B Preferred Unit. In connection with the Closing, holders of Westrock Preferred Units were paid a cash dividend totaling $4.4 million, which is equal to the accreted liquidation preference of the Westrock Preferred Units from June 30, 2022 through the Closing Date.

As a result, we issued 34,855,535 Common Shares to common unitholders, 2,220,305 Common Shares to holders of Westrock Preferred Units who elected to convert their Westrock Preferred Units into Common Shares, and 23,587,952

Westrock Series A Preferred Shares to holders who elected to convert their Westrock Preferred Units into Westrock Series A Preferred Shares. The Company realized a net loss on extinguishment of the Westrock Preferred Units of $2.9 million, including the payment of approximately $1.3 million of issuance costs, which have been recorded within accumulated deficit on our Condensed Consolidated Balance Sheets and adjusts earnings attributable to common shareholders in computing basic and diluted earnings per share.

In addition, at Closing, (i) each outstanding share of class B common stock of Riverview (the “Riverview Class B Shares” together with the Riverview Class A Shares, the “Riverview Shares”) (other than the Riverview Class B Shares held as treasury stock, which were automatically cancelled and extinguished at Closing), automatically converted into one Riverview Class A Share, (ii) each outstanding Riverview Class A Share (including the Riverview Class A Shares resulting from the conversion of Riverview Class B Shares at Closing but excluding any Riverview Class A Shares held as treasury stock, which were automatically cancelled and extinguished at Closing) were exchanged for one Common Share, (iii) each outstanding warrant to purchase Riverview Class A Shares (the “Riverview Warrants”) was, by its terms, automatically converted into a comparable warrant to purchase Common Shares (the “Westrock Warrants”) on the terms and subject to the conditions set forth in the warrant agreement for the Riverview Warrants and the amended and restated warrant agreement for the Westrock Warrants, (iv) each Riverview Share held immediately prior to Closing by Riverview as treasury stock was automatically canceled and extinguished and (v) each share of capital stock of Merger Sub I issued and outstanding immediately prior to Closing was automatically canceled and extinguished and converted into one share of common stock, par value $0.01, of the surviving corporation in the SPAC Merger. In connection with obtaining the approval of the Mergers by Riverview’s stockholders, Riverview provided an opportunity for its stockholders to redeem all or a portion of their outstanding Riverview Class A Shares.

The Transaction is a capital transaction in substance and not a business combination under ASC 805, Business Combinations (“ASC 805”). As a result, Westrock is treated as the accounting acquirer and Riverview is treated as the acquired company for financial reporting purposes per ASC 805. Accordingly, for accounting purposes, the Transaction is treated similar to an equity contribution in exchange for the issuance of Common Shares.

Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of Westrock, and the net assets of Riverview have been stated at historical cost, with no goodwill or other intangible assets recorded. The equity and net loss per unit attributable to common equityholders of the Company, prior to the Closing, have been retroactively restated as shares reflecting the common unit conversion ratio discussed above.

Proceeds from the Transaction and the $175.0 million term loan facility were used to pay off and terminate our then existing term loan and asset-based lending agreements, and to pay expenses related to the Transaction and the new credit agreement.

The Company and Riverview incurred $24.2 million and $17.1 million, respectively, of expenses related to the Transaction. These expenses consist of underwriting fees, professional services (legal, accounting, advisory, etc.) and other direct expenses associated with the Transaction. Costs incurred by Westrock were initially capitalized as incurred in the other assets on the Condensed Consolidated Balance Sheets. At Closing, $24.2 million of transaction costs incurred by the Company related to the issuance of shares were recognized in additional paid-in capital as a reduction of proceeds. The $17.1 million of expenses incurred by Riverview were either paid by Riverview prior to Closing or netted against proceeds received by the Company at Closing. There were no deferred transaction costs recorded in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

Common Stock Warrants

The Company assumed 12,500,000 publicly-traded Riverview Warrants (“Public Warrants”) and 7,400,000 private placement Riverview Warrants (“Private Warrants”), which were originally issued by Riverview in connection with its initial public offering and, as a result of the assumption by the Company, became Westrock Warrants. The Public Warrants assumed by Westrock are referred to as the Westrock Public Warrants and the Private Warrants assumed by Westrock are referred to as the Westrock Private Warrants. The Westrock Warrants are included in warrant liabilities on the Company’s Condensed Consolidated Balance Sheet. The Westrock Warrants entitle the holder to purchase one share of Common Share at an exercise price of $11.50 per share.

The Westrock Warrants will become exercisable upon the effectiveness of our Registration Statement on Form S-1 (File No. 333-267509) (“Warrant Registration Statement”) registering the Common Shares issuable upon the exercise of the Westrock Warrants. The Westrock Warrants may only be exercised for a whole number of shares, and will expire on August 26, 2027 (i.e., five years following the Closing), or earlier upon redemption or liquidations. Once the Westrock Public Warrants become exercisable, Westrock may redeem the outstanding Westrock Public Warrants (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported last sale price of the Common Shares for any 20 trading days within a 30-trading day period ending three business days before Westrock sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share. If the Warrant Registration Statement is not effective by November 25, 2022 (i.e., 60 business days after Closing), warrant holders may, until such time as there is an effective registration statement and during any period when Westrock will have failed to maintain an effective registration statement, exercise its Westrock Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exemption.

If and when the Public Warrants become redeemable by Westrock, Westrock may exercise its redemption right even if Westrock is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Westrock Private Warrants, which became transferable, assignable and salable on September 26, 2022 (i.e., 30 days after the Closing), are currently held by the Riverview Sponsor, and are generally identical to the Westrock Public Warrants, except they will not be redeemable by Westrock so long as they are held by the Riverview Sponsor or its permitted transferees. The Riverview Sponsor, or its permitted transferees, have the option to exercise the Westrock Private Warrants on a cashless basis. If the Westrock Private Warrants are held by holders other than the Riverview Sponsor or its permitted transferees, the Westrock Private Warrants will be redeemable by Westrock and exercisable by the holders on the same basis as the Westrock Public Warrants.

Note 5. Revenue

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

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase.  Such transactions are accounted for as financing transactions in accordance with ASC 606.  At September 30, 2022, the Company has $11.0 million of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Revenues from forward sales contracts are recognized for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, we recorded a nominal amount and $7.3 million of net unrealized gains, respectively, within costs of sales. For the three and nine months ended September 30, 2021, we recorded $3.3 million and $3.9 million of net unrealized losses, respectively, within costs of sales.

For the three and nine months ended September 30, 2022, the Company recognized $56.6 million and $147.0 million in revenues under ASC 815, respectively, and for the three and nine months ended September 30, 2021, the Company recognized $42.3 million and $106.2 million in revenues under ASC 815, respectively, which are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.3 million and $1.9 million at September 30, 2022 and December 31, 2021.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of September 30, 2022 or December 31, 2021. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At September 30, 2022 and December 31, 2021, accounts receivable, net included $101.0 million and $89.0 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of September 30, 2022 and December 31, 2021, no costs were capitalized as all arrangements were less than a year.

Disaggregated Revenue

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.

Further disaggregation of revenues from sales to external customers by type are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Coffee & tea	$146,618	$111,900	$408,914	$323,509
Flavors, extracts & ingredients	26,385	25,077	81,448	72,412
Other	483	1,861	2,350	4,585
Green coffee	56,822	42,439	147,437	107,246
Net sales	$230,308	$181,277	$640,149	$507,752

Note 6. Inventories

The following table summarizes inventories as of September 30, 2022 and December 31, 2021:

(Thousands)	September 30, 2022	December 31, 2021
Raw materials	$68,959	$45,079
Finished goods	21,854	14,895
Green coffee	71,432	49,192
Total inventories	$162,245	$109,166

Green coffee inventories represent green coffee held for re-sale. At September 30, 2022 and December 31, 2021, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 7. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net:

(Thousands)	Depreciable Lives	September 30, 2022	December 31, 2021
Land		$9,092	$9,150
Buildings	10-40 years	44,274	43,895
Leasehold improvements[1]		923	613
Plant equipment	3-15 years	90,912	88,155
Vehicles and transportation equipment	3-5 years	753	876
IT systems	3-7 years	2,475	2,453
Furniture and fixtures	3-10 years	2,890	2,746
Customer beverage equipment[2]	3-5 years	21,879	24,341
Lease right-of-use assets[3]		10	—
Construction in progress and equipment deposits		23,775	8,025
		196,983	180,254
Less: accumulated depreciation		(62,852)	(52,641)
Property, plant and equipment, net		$134,131	$127,613

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three and nine months ended September 30, 2022 was $4.1 million and $12.7 million, respectively, and depreciation expense for the three and nine months ended September 30, 2021 was $4.4 million and $13.4 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at September 30, 2022 are expected to be in production use.

Note 8. Goodwill

The following table reflects the carrying amount of goodwill:

	Beverage
(Thousands)	Solutions	Total
Goodwill	$173,936	$173,936
Accumulated impairment loss	(76,883)	(76,883)
Balance at September 30, 2022, net	$97,053	$97,053

Note 9. Intangible Assets, Net

The following table summarizes intangible assets, net as of September 30, 2022 and December 31, 2021:

	September 30, 2022
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$137,500	$(17,036)	$120,464
Favorable lease asset	220	(112)	108
Software	890	(513)	377
Intangible assets, net	$138,610	$(17,661)	$120,949

	December 31, 2021
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$137,500	$(12,091)	$125,409
Favorable lease asset	220	(79)	141
Software	758	(394)	364
Intangible assets, net	$138,478	$(12,564)	$125,914

Amortization expense of intangible assets was $1.7 million and $5.0 million for the three and nine months ended September 30, 2022, respectively, and amortization expense of intangible assets was $1.7 million and $5.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the weighted average useful life for definite-lived intangibles is approximately 20 years.

Note 10. Leases

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	September 30, 2022
Right-of-use operating lease assets	Other long-term assets	$10,886
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,488
Operating lease liabilities - noncurrent	Other long-term liabilities	8,515

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs are as follows:

(Thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$878	$1,720
Short-term lease cost	219	443
Total	$1,097	$2,163

The following table presents information about the Company’s weighted average discount rate and remaining lease term:

September 30, 2022
Weighted-average discount rate	8.5%
Weighted-average remaining lease term	5.0 years

Supplemental cash flow information about the Company’s leases is as follows:

(Thousands)	Nine Months Ended September 30, 2022
Operating cash flows from operating leases	$844

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of September 30, 2022.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2022 are as follows:

(Thousands)
Remainder of 2022	$842
2023	3,283
2024	2,828
2025	2,048
2026	1,435
Thereafter	3,125
Total future minimum lease payments	13,561
Less: imputed interest	(2,558)
Present value of minimum lease payments	$11,003

Disclosures related to periods prior to adoption of ASC 842

Rent expense for operating lease agreements under the previous lease guidance was $1.0 million and $3.2 million for the three and nine months ended September 30, 2021, respectively.

As previously reported in our audited Consolidated Financial Statements for year ended December 31, 2021, the minimum future lease payments under the previous lease guidance as of December 31, 2021 were as follows:

(Thousands)
2022	$4,334
2023	4,332
2024	4,174
2025	3,286
2026	2,377
Thereafter	4,373
Total	$22,876

Note 11. Debt

Our long-term debt was as follows:

(Thousands)	September 30, 2022	December 31, 2021
Term loan facility	$175,000	$—
Prior term loan facility	—	235,668
Prior ABL facility	—	51,890
International trade finance lines	61,806	4,510
International notes payable	4,617	3,126
Other loans	7	25
Total debt	241,430	295,219
Unamortized debt costs	(2,942)	(4,910)
Current maturities of long-term debt	(12,011)	(8,735)
Short-term debt	(61,806)	(4,510)
Long-term debt, net	$164,671	$277,064

Credit Agreement

On August 29, 2022, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million (the “Revolving Credit Facility”) and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million (the “Term Loan Facility”). Proceeds from the Term Loan Facility were used for paying off existing indebtedness. The Revolving Credit Facility and the Term Loan Facility will mature on August 29, 2027. All obligations under the Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the assets of the Company’s assets.

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (i) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR Rate”) or (ii) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus the Applicable Margin. The Applicable Margin ranges from 1.50% to 2.50% for Adjusted Term SOFR loans and from 0.50% to 1.50% for Base Rate loans, in each case depending on the total net leverage ratio. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility range from 0.20% to 0.35% depending on the total net leverage ratio. At September 30, 2022, the Revolving Credit Facility was undrawn (other than the standby letters of credit outstanding described below) and the interest rate applicable to our Term Loan Facility was 5.7%.

The Term Loan Facility requires quarterly principal payments during the first three years of approximately $2.2 million (1.25% of the original principal balance beginning December 31, 2022). Quarterly payments increase to approximately $3.3 million and $4.4 million (1.875% and 2.5% of the original principal balance) during the fourth and fifth years, respectively.

We incurred $6.0 million of financing fees in connection with the Credit Agreement. $3.0 million of the fees were allocated to the Term Loan Facility and are being amortized utilizing the frozen effective yield method based on the interest rate in place at the issuance of the Term Loan Facility. $3.0 million of the fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Condensed Consolidated Balance Sheets and are being amortized ratably over the term of the Revolving Credit Facility.

We had $2.6 million of standby letters of credit outstanding at September 30, 2022.

The Credit Agreement contains two financial covenants requiring maintenance of a total net leverage ratio not to exceed 4.50 to 1.00, with a stepdown to 4.00 to 1.00 on the 18-month anniversary of the closing date of Credit Agreement (with an option to increase to 4.50 to 1.00 following certain permitted acquisitions), and an interest coverage ratio of at least 1.50 to 1.00 (the “Financial Covenants”). As of September 30, 2022, the Company was in compliance with the Financial Covenants.

Prior Term Loan Facility

On February 28, 2020, Westrock Beverage Solutions, LLC, as borrower, borrowed $240.0 million of term loans from various financial institutions pursuant to a loan and security agreement (the “Prior Term Loan Agreement”) (such term loans, the “Prior Term Loan Facility”). In connection with the Closing, all outstanding Prior Term Loan Facility balances were repaid, and the associated Prior Term Loan Agreement was terminated. The Company paid a $1.6 million early termination fee, and wrote off $4.0 million of unamortized deferred financing fees associated with the termination of the Prior Term Loan Facility, which are recorded within interest expense on the Condensed Consolidated Statement of Operations.

Prior ABL Facility

On February 28, 2020, Westrock Beverage Solutions, LLC, as borrower, entered into a loan and security agreement with Bank of America as administrative agent (the “Prior ABL Credit Agreement”) that created an asset-based loan of $90.0 million (the “Prior ABL Facility”). In connection with the Closing, all outstanding Prior ABL Facility balances were repaid, and the associated Prior ABL Credit Agreement was terminated. Upon termination, we wrote off $0.3 million of the $1.3 million unamortized deferred financing fees associated with the Prior ABL Facility, which are recorded within interest expense on the Condensed Consolidated Statement of Operations. The remaining unamortized deferred financing fees were allocated to the new Revolving Credit Facility and will be amortized over the life of the Revolving Credit Facility. Outstanding letters of credit under the Prior ABL Facility were replaced by letters of credit under the Credit Agreement.

International Debt and Lending Facilities

At September 30, 2022, Westrock Coffee International, LLC, an Arkansas limited liability company and wholly owned subsidiary of the Company, through its subsidiary Falcon Coffees Limited (“Falcon”) had a $0.7 million promissory note payable with responsAbility SICAV (Lux). Proceeds from the note are restricted for the sole purpose of financing Falcon’s trading activities. Borrowings on the note bear interest at a fixed rate of 9.5% and mature on December 31, 2022. Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage-backed lending facilities with a local bank in Rwanda: a short-term trade finance facility with a balance of $9.1 million at September 30, 2022 and a long-term note payable with a balance of $1.9 million at September 30, 2022. The short-term trade finance facility and the long-term note payable bear interest at a rate of 6.5% and 7.0%, respectively.

Falcon maintains a working capital trade finance facility with multiple financial institutions, which prior to March 16, 2022, was agented by Brown Brothers Harriman (“BBH”), a related party of the Company through its equity interests in the Company, and was reported as short-term related party debt on the Condensed Consolidated Balance Sheets. On March 16, 2022, Falcon refinanced its working capital trade finance facility, and the facility was transferred to different lenders with the same terms as the previous facility. At the time of refinance, there was $49.3 million outstanding under the facility. The new facility is uncommitted, repayable on demand and secured by Falcon’s assets. The facility is renewable on an annual basis beginning in March 2023. On April 29, 2022, the facility size increased from $50 million to $55 million and subsequently, on June 16, 2022, the facility size increased to $62.5 million. At September 30, 2022, there was $49.6 million outstanding under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Interest is payable monthly at the U.S. Prime Rate plus 1.50%, subject to a minimum rate of 5.00%. The facility carries an agent fee of 0.25% of total available capital. Availability under the facility is subject to a borrowing base calculation. The credit facility is secured by substantially all liquid assets of Falcon. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of September 30, 2022.

Subordinated Related Party Debt

On February 28, 2020, we issued $13.3 million of subordinated debt (the “Subordinated Notes”) to Wooster Capital, LLC (“Wooster”) and Jo Ellen Ford, related parties of the Company through their equity ownership and relation with Joe Ford, the chairman of our board of directors. The Subordinated Notes provided for maturity on the earlier of (i) six months after the Prior Term Loan Facility due in 2025 was paid in full or (ii) 10 years from the date of issuance (February 2030). Interest was payable quarterly at the end of each calendar quarter at a rate of 6% per annum.

Substantially concurrently with the Closing and pursuant to the terms of their respective subscription agreements with the Company, Wooster and Jo Ellen Ford contributed their respective Subordinated Notes to the Company and in exchange for such contribution, the Company issued Common Shares, par value $0.01 per share, to Wooster and Jo Ellen Ford. The Company issued a total of 1,330,000 Common Shares in exchange for the contribution of the Subordinated Notes, which were subsequently extinguished.

In connection with the Transaction, on July 14, 2022, pursuant to the terms of the subscription agreement entered into between the Company and Wooster, in which Wooster agreed to subscribe for and purchase, and the Company agreed to issue and sell to Wooster, prior to and substantially concurrently with the Closing, an aggregate of 2,150,000 Common Shares at a purchase price of $10.00 per share, for aggregate gross proceeds of $21,500,000 to the Company, Wooster pre-funded $11.7 million of its commitment (the “Wooster Pre-fund”) and in exchange thereof was issued a subordinated convertible note by the Company (the “Convertible Note”). The Convertible Note had a principal amount of $11.7 million, a maturity of one year and an interest rate of 8% per annum which was payable quarterly on the last business day of each quarter. On August 26, 2022, in connection with the Closing, the Convertible Note automatically converted, in accordance with its terms, into 1,170,000 Common Shares.

Note 12. Series A Preferred Shares

In connection with the Transaction, the Company issued 23,587,952 Westrock Series A Preferred Shares, which rank senior to the Common Shares with respect to dividend rights and/or distribution rights upon the liquidation, winding up or dissolution, as applicable, of Westrock. Each holder of Westrock Series A Preferred Shares is entitled to vote, on an as-converted basis, as a single class with the holders of Common Shares and the holders of any other class or series of capital stock of Westrock then entitled to vote with the Common Shares on all matters submitted to a vote of the holders of Common Shares.

The initial liquidation preference of Westrock Series A Preferred Shares is $11.50 per share, plus any declared but unpaid dividends and subject to accretion under certain circumstances. In the event of our liquidation, dissolution or winding up, holders of Westrock Series A Preferred Shares are entitled to receive, per Westrock Series A Preferred Share, the greater of (a) the liquidation preference and (b) the amount such holder would have received had they converted their Westrock Series A Preferred Shares into Common Shares immediately prior to such liquidation event.

Holders of Westrock Series A Preferred Shares may voluntarily convert their Westrock Series A Preferred Shares into a whole number of Common Shares at any time at a rate equal to the quotient of (a) the liquidation preference as of the applicable conversion date, divided by (b) the conversion price as of the applicable conversion date, which is currently $11.50 per Westrock Series A Preferred Share, plus cash in lieu of fractional shares. The initial conversion price of $11.50 per Westrock Series A Preferred Share is subject to customary adjustments for the issuance of Common Shares as a dividend or distribution to the holders of Common Shares, a subdivision or combination of the Common Shares, reclassification of the Common Shares into a greater or lesser number of Common Shares, certain tender or exchange offers for the Common Shares, and issuances of Common Shares below a specified price.

After February 26, 2028 (i.e., the five and a half year anniversary of the Closing), any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date.

At any time after February 26, 2028 (i.e., the five and a half year anniversary of the date of Closing), Westrock may redeem, ratably, in whole or, from time to time in part, the Westrock Series A Preferred Shares of any holder then outstanding at the redemption price in cash, equal to the greater of (i) the liquidation preference and (ii) the product of (x) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the date of the exercise of such call is notified by Westrock (including fractional shares for this purpose) and (y) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the date of the exercise of such call by Westrock. The redemption price for the Westrock Series A Preferred Shares held by controlled affiliates of Brown Brothers Harriman & Co. (“BBH Investors”) may not be less than the $18.50 per Westrock Series A Preferred Share (subject to adjustments); provided that, Westrock may redeem such shares in such a case if it pays an incremental price per share on the redemption date to the BBH Investors equal to the difference between $18.50 (subject to adjustments) and the redemption price otherwise.

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date (i.e., the five and a half year anniversary of the date of Closing) using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. At September 30, 2022 the redemption value of the Westrock Series A Preferred Shares was less than its initial carrying value, as a result, no accretion was recorded for the three months ended September 30, 2022.

Note 13. Derivatives

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended September 30, 2022 or 2021.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 11.4 million pounds and 7.9 million pounds as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 8.8 million pounds and 57.0 million pounds, respectively. During the three and nine months ended September 30, 2021, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 26.5 million pounds and 75.1 million pounds, respectively.

Approximately $4.3 million and $11.1 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively. Approximately $1.7 million and $3.6 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the estimated amount of net losses reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $1.6 million.

Within our Sustainable Sourcing & Traceability segment, the Company’s forward sales and forward purchase contracts are for physical delivery of green coffee in a future period. While the Company considers these contracts to be effective economic hedges, the Company does not designate or account for forward sales or forward purchase contracts as hedges as defined under current accounting standards. See Note 5 for a description of the treatment of realized and unrealized gains and losses on forward sales and forward purchase contracts.

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts[1]	Derivative assets	$—	$172
Coffee options	Derivative assets	303	—
Total		$303	$172

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$13,393	$13,593
Total		13,393	13,593
Total derivative assets		$13,696	$13,765

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts[1]	Derivative liabilities	$703	$—
Coffee options	Derivative liabilities	—	—
Total		$703	$—

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$4,654	$14,021
Total		4,654	14,021
Total derivative liabilities		$5,357	$14,021

1 - The fair value of coffee futures excludes amounts related to margin accounts.

The following table presents the pre-tax net gains and losses for our derivative instruments:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	Statement of Operations Location	2022	2021	2022	2021
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$4,267	$1,680	$11,098	$3,580

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$29	$(3,329)	$7,266	$(3,910)

Note 14. Fair Value Measurements

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at September 30, 2022:

	September 30, 2022
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$51,323	$—	$51,323
Coffee futures contracts	—	—	—	—
Forward purchase and sales contracts	—	13,393	—	13,393
Coffee options	303	—	—	303
Total	$303	$64,716	$—	$65,019

Liabilities:
Coffee futures contracts	$703	$—	$—	$703
Forward purchase and sales contracts	—	4,654	—	4,654
Coffee options	—	—	—	—
Westrock Public Warrants	18,125	—	—	18,125
Westrock Private Warrants	—	—	14,208	14,208
Total	$18,828	$4,654	$14,208	$37,690

The following table presents the change in the fair value of Level 3 Westrock Private Warrant liabilities:

(Thousands)	Westrock Private Warrants
Fair value as of January 1, 2022	$—
Assumption of warrants	11,618
Change in fair value	2,590
Fair value as of September 30, 2022	$14,208

The following table summarizes the fair value of financial instruments at December 31, 2021:

	December 31, 2021
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$47,845	$—	$47,845
Coffee futures contracts	172	—	—	172
Forward purchase and sales contracts	—	13,593	—	13,593
Coffee options	—	—	—	—
Total	$172	$61,438	$—	$61,610

Liabilities:
Forward purchase and sales contracts	$—	$14,021	$—	$14,021
Total	$—	$14,021	$—	$14,021

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

Westrock Public Warrants are valued based on their quoted market price of $1.45 per warrant as of September 30, 2022. Westrock Private Warrants price of $1.92 per warrant are valued using a binomial lattice valuation model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs were as follows:

September 30, 2022
Stock price	$10.33
Exercise price	11.50
Expected term (years)	5.00
Expected volatility	16.50%
Risk-free rate of return	4.03%
Dividend yield	0.00%

Financial instruments consist primarily of cash, accounts receivable, accounts payable, and long-term debt. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. On August 29, 2022, the Company entered into the Credit Agreement, which includes the Term Loan Facility and the Revolving Credit Facility. The Term Loan Facility and the Revolving Credit Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost. In November 2021, we amended our Prior Term Loan Agreement and our Prior ABL Credit Agreement, which comprised our material long-term debt obligations at December 31, 2021. As there was no re-pricing of those obligations in connection with the amendments, the carrying amount of these obligations was estimated by management to approximate fair value as of December 31, 2021. The Prior Term Loan Facility and the Prior ABL Facility were carried on the Condensed Consolidated Balance Sheets at amortized cost. The fair value of the Term Loan Facility, Revolving Credit Facility, Prior Term Loan Facility and the Prior ABL Facility was determined based on Level 2 inputs under the fair value hierarchy.

Non-financial assets and liabilities, including property, plant and equipment, goodwill, and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three or nine months ended September 30, 2022 and 2021, requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

Note 15. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax by component is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$4,474	$7,091	$11,759	$3,581
Other comprehensive income (loss) before reclassifications	555	4,824	(2,245)	11,369
Amounts reclassified from accumulated comprehensive income	(4,267)	(1,680)	(11,098)	(3,580)
Tax effect	910	(772)	3,256	(1,907)
Net other comprehensive income	1,672	9,463	1,672	9,463
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—
Balance at end of period	1,672	9,463	1,672	9,463
Foreign currency translation gain
Balance at beginning of period	250	174	259	239
Other comprehensive income (loss) before reclassifications	1	67	(8)	2
Amounts reclassified from accumulated comprehensive income	—	—	—	—
Tax effect	—	—	—	—
Net other comprehensive income	251	241	251	241
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—
Balance at end of period	251	241	251	241
Accumulated other comprehensive income at end of period	$1,923	$9,704	$1,923	$9,704

Note 16. Equity-Based Compensation

In August 2022, the Company’s Board of Directors adopted the Westrock Coffee Company 2022 Equity Incentive Plan (“2022 Equity Plan”), which is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2022 Equity Plan include restricted stock, restricted stock units, incentive stock options, “non-qualified” stock options, stock appreciation rights and performance shares.

Restricted Stock Unit Awards

During the quarter ended September 30, 2022, the Company granted 1.1 million restricted stock units (“RSUs”) to employees, which had a grant date fair value of $12.8 million. We calculate the grant date fair value of non-vested RSUs using the closing price of the Company’s Common Shares on the day of the grant. The RSUs are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of September 30, 2022, there were 3.5 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the number of unvested RSUs and the weighted-average fair value of these awards at the date of grant.

		Average Fair
	Units	Market Value
Outstanding at December 31, 2021	—	$—
Granted	1,109,000	$11.51
Forfeited	(4,000)	$11.51
Vested	—	$—
Outstanding at September 30, 2022	1,105,000	$11.51

Furthermore, in August 2022, in connection with the Transaction, unit option awards issued under the Company’s 2020 Unit Option Incentive Plan, were equitably converted in accordance with the terms of the 2020 Unit Option Incentive Plan and the Transaction Agreement.  Each outstanding option to purchase units of Westrock Coffee Holdings, LLC, whether vested or unvested, was converted into an option to purchase Common Shares based on an exchange ratio (the “Exchange Ratio”) defined in the Transaction Agreement.  The per unit exercise price of unit options was converted to a per share exercise price based on the Exchange Ratio, and with respect to performance-based options, such options converted into performance-based options to purchase Common Shares that vest once the simple average of the daily volume weighted average price per share of Common Shares for 10 trading days in any consecutive 30-day period is $18.50 per share.  These changes were deemed to be Type I modifications under ASC 718, Compensation – Stock Compensation; however, these modifications did not result in any additional compensation expense to be recognized by the Company.

Note 17. Earnings per Share

Prior to the Conversion, the Company’s ownership interests consisted of two classes of equity units, referred to as Common Units and Common Equivalent Preferred Units (“CEP Units”), which have been retroactively restated as shares reflecting the conversion ratios discussed in Note 4.

Our Series A Preferred Shares and RSUs issued under our 2022 Equity Incentive Plan are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as Common Shares. As participating securities, we include these instruments in the computation of earnings per share under the two-class method described in ASC 260, Earnings per Share.

Prior to the Conversion, the dilutive effect of CEP Units is calculated by using the “if-converted” method. This assumes an add-back of dividends on the CEP Units to net income attributable to unitholders as if the securities were converted to common shares at the beginning of the reporting period (or at the time of issuance, if later), and the resulting common shares are included in the number of weighted-average units outstanding.

The dilutive effect of time-based option awards and RSUs is calculated using the treasury stock method, while performance-based awards are treated as contingently issuable.

We have excluded from the computation of diluted shares the effect of Warrants, time-based options awards and RSUs because their inclusion would have an anti-dilutive effect due to our reported net loss. We had 19.9 million warrants, 1.6 million time-based options awards, and 1.1 million RSUs outstanding at September 30, 2022, and 15.3 million, 9.1 million and 222.2 million unit options, restricted Common Units, and CEP Units outstanding, respectively, at September 30, 2021, which if converted into common shares would yield 1.6 million, 1.0 million, and 23.3 million common shares, respectively.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per unit data)	2022	2021	2022	2021
Basic Earnings per Common Share
Numerator:
Net loss attributable to common shareholders	$(20,246)	$(10,096)	$(44,717)	$(34,472)
Denominator:
Basic weighted-average common shares outstanding	49,795	34,523	39,819	34,455
Basic Loss per common share	$(0.41)	$(0.29)	$(1.12)	$(1.00)

Diluted Earnings per Common Share
Numerator:
Net loss attributable to common shareholders	$(20,246)	$(10,096)	$(44,717)	$(34,472)
Impact of non-participating securities	—	—	—	—
Net loss attributable to common shareholders - diluted	$(20,246)	$(10,096)	$(44,717)	$(34,472)

Denominator:
Basic weighted-average common shares outstanding	49,795	34,523	39,819	34,455
Impact of dilutive non-participating securities	—	—	—	—
Impact of if-converted securities	—	—	—	—
Weighted-average shares for dilutive earnings per common share	49,795	34,523	39,819	34,455
Dilutive loss per common share	$(0.41)	$(0.29)	$(1.12)	$(1.00)

Note 18. Segment Information

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

Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense and the impact, which may be recurring in nature, of acquisition, transaction and integrations costs, including management services and consulting agreements entered into in connection with the acquisition of S&D Coffee, Inc. (“S&D”), impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain costs specifically excluded from the calculation of EBITDA under our material debt agreements, such as facility start-up costs, and other similar or infrequent items (although we may not have had such charges in the periods presented).

Selected financial data related to our segments is presented below:

	Three Months Ended September 30, 2022
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$173,486	$62,809	$(5,987)	$230,308

Adjusted EBITDA	15,885	2,028	n/a	17,913
Less:
Interest expense				13,404
Income tax benefit				(428)
Depreciation and amortization				5,816
Acquisition, restructuring and integration expense				3,959
Change in fair value of warrants				5,215
Management and consulting fees (S&D Coffee, Inc. acquisition)				834
Equity-based compensation				705
Mark-to-market adjustments				543
Loss on disposal of property, plant and equipment				459
Other				424
Net loss				$(13,018)

Total assets	638,160	111,928	n/a	750,088

	Three Months Ended September 30, 2021
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$138,838	$47,529	$(5,090)	$181,277

Adjusted EBITDA	11,462	2,017	n/a	13,479
Less:
Interest expense				8,614
Income tax benefit				(796)
Depreciation and amortization				6,072
Acquisition, restructuring and integration expense				1,829
Management and consulting fees (S&D Coffee, Inc. acquisition)				1,591
Equity-based compensation				306
Mark-to-market adjustments				(4)
Gain on disposal of property, plant and equipment				(390)
Other				147
Net loss				$(3,890)

Total assets	497,219	85,275	n/a	582,494

	Nine Months Ended September 30, 2022
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$492,712	$169,041	$(21,604)	$640,149

Adjusted EBITDA	38,776	3,824	n/a	42,600
Less:
Interest expense, net				30,265
Income tax benefit				(3,511)
Depreciation and amortization				17,782
Acquisition, restructuring and integration expense				8,746
Change in fair value of warrants				5,215
Management and consulting fees (S&D Coffee, Inc. acquisition)				3,035
Equity-based compensation				1,184
Mark-to-market adjustments				793
Loss on disposal of property, plant and equipment				748
Other				1,885
Net loss				$(23,542)

Total assets	638,160	111,928	n/a	750,088

	Nine Months Ended September 30, 2021
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$400,506	$121,550	$(14,304)	$507,752

Adjusted EBITDA	29,924	3,047	n/a	32,971
Less:
Interest expense, net				24,283
Income tax benefit				(2,239)
Depreciation and amortization				18,386
Acquisition, restructuring and integration expense				3,772
Management and consulting fees (S&D Coffee, Inc. acquisition)				4,791
Equity-based compensation				918
Mark-to-market adjustments				(1,979)
Gain on disposal of property, plant and equipment				(147)
Other				1,268
Net loss				$(16,082)

Total assets	497,219	85,275	n/a	582,494

The following table presents net sales information by geographic area. Net sales are attributed to countries based on the customer invoice location.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
United States	$181,789	$146,642	$515,742	$423,524
All other countries	48,519	34,635	124,407	84,228
Net sales	$230,308	$181,277	$640,149	$507,752

Note 19. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $284.6 million as of September 30, 2022 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

Note 20. Related Party Transactions

The Company transacts with certain entities or persons that have ownership in the Company, and/or for which our co-founder and Chief Executive Officer Scott Ford, our co-founder and Chairman, Joe Ford, or close family members of the Fords, have ownership interests in. As such, these persons and entities are deemed related parties.

In connection with the acquisition of S&D on February 28, 2020, certain affiliates of BBH were issued equity of the Company at which time BBH became a related party.

The consolidated financial statements reflect the following transactions with related parties:

(Thousands)	September 30, 2022	December 31, 2021
Short-term related party debt:
Brown Brothers Harriman(1)	$—	$34,199

Subordinated related party debt:
Wooster Capital(2)	—	9,800
Jo Ellen Ford(1)	—	3,500
Total	$—	$13,300

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Interest expense, net:
Brown Brothers Harriman(1)	—	358	541	936
Wooster Capital(2)	207	152	503	449
Jo Ellen Ford(1)	33	54	139	160
Westrock Finance, LLC(2)	—	98	—	290
Total	$240	$662	$1,183	$1,835

1 – Related through common ownership

2 – Related through common ownership and management

In connection with the acquisition of S&D in February 2020, the Company entered into a Management Services Agreement with Westrock Group, LLC (“Westrock Group”), which expires February 2023. Under the terms of the agreement Westrock Group will be paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The Company recognized $0.8 million and $2.5 million of such expenses during the three and nine months ended, respectively, for both September 30, 2022 and 2021. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared office space. For the three and nine months ended September 30, 2022, the Company incurred expenses of $0.3 million and $1.0 million, respectively, for such items, which are recorded in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Company incurred expenses of $0.2 million and $0.5 million, respectively, for such items. At September 30, 2022 and December 31, 2021, we had payables to Westrock Group of $0.1 million and $0.2 million, respectively, reported within accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.

Note 21. Subsequent Events

On November 14, 2022, Westrock Beverage Solutions, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, acquired one hundred percent (100%) of the equity securities of Kohana Coffee, LLC (“Kohana Coffee”), a Texas limited liability company. Kohana Coffee is an extract and ready-to-drink focused business, based in Richmond, California, serving customers in the retail and CPG industries. Aggregate consideration paid for Kohana Coffee included 1,852,608 shares of common stock of the Company, par value $0.01 per share, and approximately $15.5 million in cash, subject to customary adjustments.

We expect the business combination to be accounted for using the acquisition method of accounting under ASC 805. However, due to the timing of the acquisitions subsequent to our September 30, 2022 reporting date, the initial accounting, including the allocation of purchase price and related supplemental pro form information, is incomplete as of the filing date. As a result, applicable disclosures related to the acquisition of Kohana Coffee are not included herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2022. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2021 Audited Consolidated Financial Statements and notes thereto included in our Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission (“SEC”) on September 20, 2022.

Overview

Westrock Coffee Company (the “Company,” “Westrock,” “we,” “us,” or “our”) is a leading integrated coffee, tea, flavors, extracts, and ingredients solutions provider in the United States, providing coffee sourcing, supply chain management, product development, roasting, packaging, and distribution to the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG, and hospitality industries around the world. We supply the world’s most iconic brands with the world’s most innovative coffee, tea, flavors, extracts, and ingredients products.

In connection with the closing of our previously announced de-SPAC merger transaction (the “Transaction”) with Riverview Acquisition Corp. (“Riverview”), the Company converted (the “Conversion”) from a Delaware limited liability company to a Delaware corporation and changed its name from “Westrock Coffee Holdings, LLC” (the “Converting Company”) to “Westrock Coffee Company.”

Our platform is built upon four fundamental pillars that enable us to positively impact the coffee, tea, flavors, extracts, and ingredients ecosystems from crop to cup: (i) we operate a fully transparent supply chain, (ii) we develop innovative beverage solutions tailored to our customers’ specific needs, (iii) we deliver a high quality and comprehensive set of products to our customers, and (iv) we leverage our scaled international presence to serve our blue-chip customer base. These four tenets comprise the backbone of our platform and position us as a leading provider of value-added beverage solutions. By partnering with Westrock, our customers also benefit from the benchmark-setting responsible sourcing policies and strong Environmental, Social, and Governance focus surrounding our products, top tier consumer insights, and a differentiated product ideation process. Leading brands choose us because we are singularly positioned to meet their needs, while simultaneously driving a new standard for sustainably and responsibly sourced products.

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

We define “EBITDA” as net (loss) income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before equity-based compensation expense and the impact, which may be recurring in nature, of acquisition, restructuring and integration related costs, including management services and consulting agreements entered into in connection with the acquisition of S&D Coffee, Inc., impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain costs specifically excluded from the calculation of EBITDA under our material debt agreements, such as facility start-up costs, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, and other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Adjusted EBITDA are important supplemental measures to net (loss) income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants.

Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should be viewed in addition to, and not be considered as alternatives for, net (loss) income determined in accordance with GAAP. Further, our computations of EBITDA and Adjusted EBITDA may not be comparable to that reported by other companies that define EBITDA and Adjusted EBITDA differently than we do.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Net loss	$(13,018)	$(3,890)	$(23,542)	$(16,082)
Interest expense	13,404	8,614	30,265	24,283
Income tax benefit	(428)	(796)	(3,511)	(2,239)
Depreciation and amortization	5,816	6,072	17,782	18,386
EBITDA	5,774	10,000	20,994	24,348
Acquisition, restructuring and integration expense	3,959	1,829	8,746	3,772
Change in fair value of warrant liabilities	5,215	—	5,215	—
Management and consulting fees (S&D Coffee, Inc. acquisition)	834	1,591	3,035	4,791
Equity-based compensation	705	306	1,184	918
Mark-to-market adjustments	543	(4)	793	(1,979)
Loss (gain) on disposal of property, plant and equipment	459	(390)	748	(147)
Other	424	147	1,885	1,268
Adjusted EBITDA	$17,913	$13,479	$42,600	$32,971

Beverage Solutions	15,885	11,462	38,776	29,924
Sustainable Sourcing & Traceability	2,028	2,017	3,824	3,047
Total of Reportable Segments	$17,913	$13,479	$42,600	$32,971

Significant Developments

Merger with Riverview Acquisition Corp.

On August 26, 2022 (the “Closing Date”), the Company completed the Transaction with Riverview (“Closing”). At Closing, the Company issued 12,868,151 shares of common stock of the Company (“Common Shares”) to public and class B shareholders of Riverview, receiving $49.8 million of the cash held in the trust account of Riverview, which is net of $17.1 million of Riverview transaction expenses offset against proceeds received by the Company at Closing. The 12,868,151 shares include 1,910,000 shares issued to PIPE investors who elected to satisfy their PIPE commitments through the purchase of Riverview Class A Shares on the public market, pursuant to the terms of their respective subscription agreements.

Substantially concurrently with the Closing, the Company received $205.9 million in cash proceeds (which amount excludes contribution to the Company of certain related party notes as described in Note 11 to our Condensed Consolidated Financial Statements) from common stock PIPE investments (the “PIPE Financing”), issued 20,590,000 Common Shares to the PIPE investors (which share amount excludes the conversion of the related party notes as described in Note 11 to our Condensed Consolidated Financial Statements), and entered into a credit agreement (the “Credit Agreement”) that includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million (the “Revolving Credit Facility”) and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million (the “Term Loan Facility”). Proceeds from the Transaction and the Term Loan Facility were used to pay off and terminate our then existing term loan and asset-based lending agreements, and to pay expenses related to the Transaction and new credit agreement.

PIPE Pre-Funding

In connection with the Transaction, on July 14, 2022, pursuant to the terms of the subscription agreement entered into between the Company and Wooster Capital, LLC (“Wooster”), in which Wooster agreed to subscribe for and purchase, and the Company agreed to issue and sell to Wooster, prior to and substantially concurrently with the Closing, an aggregate of 2,150,000 Common Shares at a purchase price of $10.00 per share, for aggregate gross proceeds of $21,500,000 to the Company, Wooster pre-funded $11.7 million of its commitment (the “Wooster Pre-fund”) and in exchange thereof was issued a subordinated convertible note by the Company (the “Convertible Note”). The Convertible Note had a principal amount of $11.7 million, a maturity of one year and an interest rate of 8% per annum that was payable quarterly on the last business day of each quarter. On August 26, 2022, in connection with the Closing, the Convertible Note automatically converted, in accordance with its terms, into 1,170,000 Common Shares.

Acquisition of Kohana Coffee, LLC

On November 14, 2022, Westrock Beverage Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, acquired one hundred percent (100%) of the equity securities of Richmond, California-based Kohana Coffee, LLC (“Kohana Coffee”), a Texas limited liability company. The acquisition of Kohana Coffee allows Westrock to accelerate the development, production and distribution of ready-to-drink products in cans and multi-serve bottles to meet increasing customer demand and expands the Company’s extraction and packaging capabilities.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Thousands)	September 30, 2022	Revenues	September 30, 2021	Revenues
Net sales	$230,308	100.0%	$181,277	100.0%
Costs of sales	189,169	82.1%	142,993	78.9%
Gross profit	41,139	17.9%	38,284	21.1%

Selling, general and administrative expense	31,223	13.6%	32,803	18.1%
Acquisition, restructuring and integration expense	3,959	1.7%	1,829	1.0%
Loss (gain) on disposal of property, plant and equipment	459	0.2%	(390)	(0.2)%
Total operating expenses	35,641	15.5%	34,242	18.9%
Income from operations	5,498	2.4%	4,042	2.2%

Other (income) expense
Interest expense	13,404	5.8%	8,614	4.8%
Change in fair value of warrant liabilities	5,215	2.3%	—	0.0%
Other, net	325	0.1%	114	0.1%
Loss before income taxes	(13,446)	(5.8)%	(4,686)	(2.6)%
Income tax benefit	(428)	(0.2)%	(796)	(0.4)%
Net loss	$(13,018)	(5.7)%	$(3,890)	(2.1)%
Net (loss) income attributable to non-controlling interest	(22)	(0.0)%	97	0.1%
Net loss attributable to shareholders	(12,996)	(5.6)%	(3,987)	(2.2)%
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	(2,870)	(1.2)%	—	0.0%
Common equivalent preferred dividends	(4,380)	(1.9)%	—	0.0%
Accumulating preferred dividends	—	0.0%	(6,109)	(3.4)%
Net loss attributable to common shareholders	$(20,246)	(8.8)%	$(10,096)	(5.6)%

The following table sets forth selected financial information of our reportable segments for the three months ended September 30, 2022 and 2021:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2022	$173,486	$62,809	$(5,987)	$230,308
2021	138,838	47,529	(5,090)	181,277
Segment Costs of Sales:
2022	136,366	52,803	n/a	189,169
2021	104,835	38,158	n/a	142,993
Segment Gross Profit:
2022	37,120	4,019	n/a	41,139
2021	34,003	4,281	n/a	38,284
Segment Adjusted EBITDA:
2022	15,885	2,028	n/a	17,913
2021	11,462	2,017	n/a	13,479
Segment Adjusted EBITDA Margin:
2022	9.2%	3.6%	n/a	7.8%
2021	8.3%	4.8%	n/a	7.4%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions Segment.

Net Sales

Net Sales from our Beverage Solutions segment were $173.5 million for the three months ended September 30, 2022, compared to $138.8 million for the three months ended September 30, 2021, an increase of approximately 25%. The increase was due to a $34.7 million increase in the sale of coffee & tea products, driven by a 59% increase in single serve cup volumes compared to the three months ended September 30, 2021, and an increase in underlying green coffee prices quarter over quarter. These increases were partially offset by a 9% decrease in roast and ground coffee products, driven in part by higher inflation impacting end-consumer demand.

Net Sales from our SS&T segment totaled $56.8 million, net of intersegment revenues, during the three months ended September 30, 2022, increasing 34% compared to $42.4 million during the three months ended September 30, 2021. The increase is driven by an increase in the average sales price per pound, which increased 36% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in the average sales price per pound is directly correlated to the global commodities price. SS&T sales volume decreased approximately 3% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased to $136.4 million for the three months ended September 30, 2022, from $104.8 million for the three months ended September 30, 2021. The increase in costs of sales was driven by an increase in materials costs of approximately $29.5 million driven by increased sales volume, specifically in single serve cups, an increase in underlying commodities pricing impacting the cost of green coffee, inflationary increases on other material costs, as well as a $2.0 million increases in manufacturing costs for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to wage inflation.

In our SS&T segment, costs of sales increased $14.6 million to $52.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase is primarily due to an increase in green coffee costs driven by an increase in underlying commodities pricings. Costs of sales for the three months ended September 30, 2022 included $0.5 million of net unrealized losses on forward sales and purchase contracts and mark-to-market adjustment on green coffee inventory compared to no such costs for the three months ended September 30, 2021.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2022		2021
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$28,823	16.6%	$30,559	22.0%
Sustainable Sourcing & Traceability	2,400	4.2%	2,244	5.3%
Total selling, general and administrative expense	$31,223	13.6%	$32,803	18.1%

Total selling, general and administrative expenses in our Beverage Solutions segment decreased $1.7 million to $28.8 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease is primarily due to an approximately $2.2 million decrease in personnel-related expenses, a $0.9 million decrease in equipment and service costs and a $0.5 million decrease in insurance costs, partially offset by a $1.0 million increase in depreciation expense and a $0.9 million increase in legal and professional fees for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. In our SS&T segment, selling, general and administrative costs increased $0.1 million due to increased personnel costs.

Acquisition, Restructuring and Integration Expense

Acquisition, restructuring and integration expenses for the three months ended September 30, 2022 were $4.0 million, $1.3 million of which related to the integration of our new enterprise resource planning system, $1.2 million of which related to public-company preparedness costs and $0.9 million of which related to startup costs for our Conway, Arkansas manufacturing facility. During the three months ended September 30, 2021, we incurred $1.8 million of acquisition, restructuring and integration expenses, approximately $1.2 million of which relates to salesforce restructuring and $0.5 million of which related to integration costs related to the acquired S&D business.

Interest Expense

	Three Months Ended September 30,
(Thousands)	2022	2021
Interest expense, net
Cash:
Term loan facility	$1,020	$—
Prior term loan facility	3,215	6,057
Prior term loan facility early termination fee	1,580	—
Prior ABL facility	966	533
Short-term related party debt	—	358
Subordinated related party debt	241	304
International trade finance lines	1,065	230
International notes payable	260	146
Other	455	67
Total cash interest	8,802	7,695
Non-cash:
Amortization of deferred financing costs	304	458
Write-off of deferred financing costs	4,296	—
Payments-in-kind interest	2	461
Total non-cash interest	4,602	919
Total interest expense, net	$13,404	$8,614

Interest expense for the three months ended September 30, 2022 was $13.4 million compared to $8.6 million for the three months ended September 30, 2021. The increase is primarily due to the write off of $4.3 million of unamortized deferred financing fees associated with the termination of the Prior Term Loan Facility and Prior ABL Facility compared, and $1.6 million of early termination payments associated with the Prior Term Loan Facility. No such costs were incurred in the three months ended September 30, 2021. These increases were partially offset by approximately $1.4 million of cash interest savings as a result of the entry into the Credit Agreement.

Income Tax Benefit

Income tax benefit for the three months ended September 30, 2022 was $0.4 million, resulting in an effective tax rate of 3.2%, compared to an income tax benefit for the three months ended September 30, 2021 of $0.8 million, resulting in an effective tax rate of 17.0%. The effective tax rates differ primarily due to the increase in discrete items, namely the write-off of unamortized deferred financing costs associated with the termination of the Prior Term Loan Facility and Prior ABL Facility.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Nine Months Ended	% of	Nine Months Ended	% of
(Thousands)	September 30, 2022	Revenues	September 30, 2021	Revenues
Net Sales	$640,149	100.0%	$507,752	100.0%
Costs of sales	521,681	81.5%	401,980	79.2%
Gross profit	118,468	18.5%	105,772	20.8%

Selling, general and administrative expense	101,332	15.8%	96,309	19.0%
Acquisition, restructuring and integration expense	8,746	1.4%	3,772	0.7%
Loss on disposal of property, plant and equipment	748	0.1%	(147)	(0.0)%
Total operating expenses	110,826	17.3%	99,934	19.7%
Income from operations	7,642	1.2%	5,838	1.1%

Other (income) expense
Interest expense	30,265	4.7%	24,283	4.8%
Change in fair value of warrant liabilities	5,215	0.8%	—	0.0%
Other, net	(785)	(0.1)%	(124)	(0.0)%
Loss before income taxes	(27,053)	(4.2)%	(18,321)	(3.6)%
Income tax (benefit)	(3,511)	(0.5)%	(2,239)	(0.4)%
Net loss	$(23,542)	(3.7)%	$(16,082)	(3.2)%
Net (loss) income attributable to non-controlling interest	43	0.0%	433	0.1%
Net loss attributable to shareholders	(23,585)	(3.7)%	(16,515)	(3.3)%
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	(2,870)	(0.4)%	—	0.0%
Common equivalent preferred dividends	(4,380)	(0.7)%	—	0.0%
Accumulating preferred dividends	(13,882)	(2.2)%	(17,957)	(3.5)%
Net loss attributable to common shareholders	$(44,717)	(7.0)%	$(34,472)	(6.8)%

The following table sets forth selected financial information of our reportable segments for the nine months ended September 30, 2022 and 2021.

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2022	$492,712	$169,041	$(21,604)	$640,149
2021	400,506	121,550	(14,304)	507,752
Segment Costs of Sales:
2022	384,317	137,364	n/a	521,681
2021	305,978	96,002	n/a	401,980
Segment Gross Profit:
2022	108,395	10,073	n/a	118,468
2021	94,528	11,244	n/a	105,772
Segment Adjusted EBITDA:
2022	38,776	3,824	n/a	42,600
2021	29,924	3,047	n/a	32,971
Segment Adjusted EBITDA Margin:
2022	7.9%	2.6%	n/a	6.7%
2021	7.5%	2.8%	n/a	6.5%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Net Sales

Net sales from our Beverage Solutions segment for the nine months ended September 30, 2022 were $492.7 million, compared to $400.5 million for the nine months ended September 30, 2021, an increase of approximately 23%. The increase is due to a $85.4 million increase in the sale of coffee & tea products, driven by a 48% increase in single serve cup volumes, partially offset by a 7% decrease in roast and ground coffee products, driven in part by higher inflation impacting end-consumer demand, and an increase in underlying green coffee prices compared to the nine months ended September 30, 2021. In addition, flavors, extracts and ingredients volumes increased 9% increase, contributing $9.0 million of the increase in sales year over year.

Net sales from our SS&T segment totaled $147.4 million, net of intersegment revenues, for the nine months ended September 30, 2022, increasing 37% compared to $107.2 million for the nine months ended September 30, 2021. The increase is driven by an increase in the average sales price per pound, which increased 37% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in the average sales price per pound is directly correlated to the global commodities price. SS&T sales volume decreased approximately 2% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased to $384.3 million for the nine months ended September 30, 2022, compared to $306.0 million for the nine months ended September 30, 2021. The increase in costs of sales is primarily due to a $78.9 million increase in green coffee, tea and liquid extracts costs, driven by higher single serve cup sales volumes and commodity price increases, specifically related to green coffee.

In our SS&T segment, costs of sales were $137.4 million for the nine months ended September 30, 2022, an increase of $41.4 million compared to the nine months ended September 30, 2021. This increase is primarily due to an increase in green coffee cost driven by an increase in underlying commodities pricings, as volume of green coffee sold was essentially flat year-over-year. Costs of sales for the nine months ended September 30, 2022 included $0.8 million of net unrealized losses on forward sales and purchase contracts and mark-to-market adjustment on green coffee inventory compared to $2.0 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustment on green coffee inventory for the nine months ended September 30, 2021.

Selling, General and Administrative Expense

	Nine Months Ended September 30,
	2022		2021
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$93,754	19.0%	$89,928	22.5%
Sustainable Sourcing & Traceability	7,578	5.1%	6,381	5.9%
Total selling, general and administrative expense	$101,332	15.8%	$96,309	19.0%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $3.8 million to $93.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase is primarily due to an approximately $2.5 million increase in legal and professional fees, a $1.9 million increase in freight costs and a $1.3 million increase in bad debt expense, partially offset by an approximately $1.1 million decrease in equipment, service and fleet costs and a $0.7 million decrease in depreciation expense. In our SS&T segment, selling, general and administrative costs increased $1.2 for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, approximately $0.6 million of which related to increased personnel costs.

Acquisition, Restructuring and Integration Expense

Acquisition, restructuring and integration expense totaled $8.7 million for the nine months ended September 30, 2022, approximately $3.7 million of which related to public-company preparedness costs, $2.9 million of which related to the integration of our new enterprise resource planning system and $1.6 million of which related to equity-funded startup costs. During the nine months ended September 30, 2021, we incurred $3.8 million of acquisition, restructuring and integration expenses, approximately $1.2 million of which were related to salesforce restructuring and $1.0 million of which were integration costs related to the acquired S&D business.

Interest Expense

	Nine Months Ended September 30,
(Thousands)	2022	2021
Interest expense, net
Cash:
Term loan facility	$1,020	$—
Prior term loan facility	14,735	17,057
Prior term loan facility early termination fee	1,580	—
Prior ABL facility	2,414	1,429
Short-term related party debt	428	936
Subordinated related party debt	642	899
International trade finance lines	2,253	480
International notes payable	468	398
Other	784	271
Total cash interest	24,324	21,470
Non-cash:
Amortization of deferred financing costs	1,350	1,361
Write-off of deferred financing costs	4,296	—
Payments-in-kind interest	295	1,452
Total non-cash interest	5,941	2,813
Total interest expense, net	$30,265	$24,283

Interest expense for the nine months ended September 30, 2022 increased by $6.0 million to $30.3 million. The increase is primarily due to the write off of $4.3 million of unamortized deferred financing fees associated with the termination of the Prior Term Loan Facility and Prior ABL Facility, and $1.6 million of early termination payments associated with the

Prior Term Loan Facility. No such costs were incurred in the nine months ended September 30, 2021. In addition, cash interest related to our international trade finance lines increased due to increased utilization of Falcon’s working capital trade finance facility during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2022 was $3.5 million, resulting in an effective tax rate of 13.0%, compared to an income tax benefit for the nine months ended September 30, 2021 of $2.2 million, resulting in an effective tax rate of 12.2%. The effective tax rates differ primarily due to the increase in discrete items, namely the write-off of unamortized deferred financing costs associated with the termination of the Prior Term Loan Facility and Prior ABL Facility.

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

Warrant Liabilities

We account for warrants assumed in connection with the Transaction (see Note 4 to our Condensed Consolidated Financial Statements) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities.  Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

The Company remeasures the fair value of the Westrock Public Warrants (as defined in Note 4 to our Condensed Consolidated Financial Statements) based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants (as defined in Note 4 to our Condensed Consolidated Financial Statements) are valued a binomial lattice valuation model. The primary unobservable input utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model. A 10% increase to the volatility input at September 30, 2022 would increase the fair value of the Private Warrants by approximately $1.1 million. For the three and nine months ended September 30, 2022, the Company recognized $5.2 million of losses related to the change in fair value of warrant liabilities.

For further information on our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Registration Statement on Form S-1 filed with the SEC on September 20, 2022. As of September 30, 2022, there have been no material changes to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, and fund investment activities, which include capital expenditures. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities, and available borrowings under our Revolving Credit Facility.

	Nine Months Ended September 30,
(Thousands)	2022	2021
Net cash used in operating activities	$(59,534)	$(8,182)
Net cash used in investing activities	(19,801)	(11,729)
Net cash provided by financing activities	152,190	15,340

As of September 30, 2022, we had unrestricted cash and cash equivalents of $91.0 million and $175.0 million of undrawn borrowings available under our Revolving Credit Facility (other than $2.6 million of standby letters of credit outstanding described below). Subsequent to September 30, 2022, there have been no material outlays of funds outside of our budgeted capital expenditures. We used proceeds from the Transaction and the Term Loan Facility to pay off and terminate our then existing term loan and asset-based lending arrangements, and to pay expenses related to the Transaction and the new Credit Agreement. We believe we have sufficient liquidity to fund our operations for the foreseeable future, meet our debt obligations, and to comply with our new debt covenants, however; if there was a sudden or prolonged negative change in our expectations regarding our liquidity, we may be forced to cease investments in our growth.

For the nine months ended September 30, 2022, net cash used in operating activities was $59.5 million compared to $8.2 million for the nine months ended September 30, 2021. The change is primarily attributable to increased working capital needs, primarily related to increases in inventory levels to meet anticipated customer demand.

Net cash used in investing activities was $19.8 million for the nine months ended September 30, 2022, compared to $11.7 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase of $10.4 million in growth capital expenditures for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, net cash provided by financing activities was $152.2 million, compared to $15.3 million for the nine months ended September 30, 2021. The increase is primarily related to an increase in net proceeds received from the de-SPAC merger and PIPE financing of approximately $255.7 million, partially offset by an increase in debt repayments, net of increases in debt proceeds of approximately $92.7 million.

Credit Agreement

On August 29, 2022, the Company entered into the Credit Agreement among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes a $175.0 million Revolving Credit Facility and a $175.0 million Term Loan Facility. Proceeds from the Term Loan Facility were used for paying off existing indebtedness. The Credit Agreement matures on August 29, 2027. All obligations under the Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the assets of the Company’s assets.

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (i) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR Rate”) or (ii) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus the Applicable Margin. The Applicable Margin ranges from 1.50% to

2.50% for Adjusted Term SOFR loans and from 0.50% to 1.50% for Base Rate loans, in each case depending on the total net leverage ratio. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility range from 0.20% to 0.35% depending on the total net leverage ratio. At September 30, 2022, the Revolving Credit Facility was undrawn (other than the standby letters of credit outstanding described below) and the interest rate applicable to our Term Loan Facility was 5.7%.

The Term Loan Facility requires quarterly principal payments during the first three years of approximately $2.2 million (1.25% of the original principal balance beginning December 31, 2022). Quarterly payments increase to approximately $3.3 million and $4.4 million (1.875% and 2.5% of the original principal balance) during the fourth and fifth years, respectively.

We incurred $6.0 million of financing fees in connection with the Credit Agreement. $3.0 million of the fees were allocated to the Term Loan Facility and are being amortized utilizing the frozen effective yield method based on the interest rate in place at the issuance of the Term Loan Facility. $3.0 million of the fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Condensed Consolidated Balance Sheets and are being amortized ratably over the term of the Revolving Credit Facility.

We had $2.6 million of standby letters of credit outstanding at September 30, 2022.

The Credit Agreement contains two financial covenants requiring maintenance of a total net leverage ratio not to exceed 4.50 to 1.00, with a stepdown to 4.00 to 1.00 on the 18-month anniversary of the closing date of Credit Agreement (with an option to increase to 4.50 to 1.00 following certain permitted acquisitions), and an interest coverage ratio of at least 1.50 to 1.00 (the “Financial Covenants”). As of September 30, 2022, the Company was in compliance with the Financial Covenants.

Prior Term Loan Facility

On February 28, 2020, Westrock Beverage Solutions, LLC, as borrower, borrowed $240.0 million of term loans from various financial institutions pursuant to a loan and security agreement (the “Prior Term Loan Agreement”) (such term loans, the “Prior Term Loan Facility”). In connection with the Closing, all outstanding Prior Term Loan Facility balances were repaid, and the associated Prior Term Loan Agreement was terminated. The Company paid a $1.6 million early termination fee, and wrote off $4.0 million of unamortized deferred financing fees associated with the termination of the Prior Term Loan Facility, which are recorded within interest expense on the Condensed Consolidated Statement of Operations.

Prior ABL Facility

On February 28, 2020, Westrock Beverage Solutions, LLC, as borrower, entered into a loan and security agreement with Bank of America as administrative agent (the “Prior ABL Credit Agreement”) that created an asset-based loan of $90.0 million (the “Prior ABL Facility”). In connection with the Closing, all outstanding Prior ABL Facility balances were repaid, and the associated Prior ABL Credit Agreement was terminated. Upon termination, we wrote off $0.3 million of the $1.3 million unamortized deferred financing fees associated with the Prior ABL Facility, which are recorded within interest expense on the Condensed Consolidated Statement of Operations. The remaining unamortized deferred financing fees were allocated to the new Revolving Credit Facility and will be amortized over the life of the Revolving Credit Facility. Outstanding letters of credit under the Prior ABL Facility were replaced by letters of credit under the Credit Agreement.

International Debt and Lending Facilities

At September 30, 2022, Westrock Coffee International, LLC, an Arkansas limited liability company and wholly owned subsidiary of the Company, through its subsidiary Falcon Coffees Limited (“Falcon”) had a $0.7 million promissory note payable with responsAbility SICAV (Lux). Proceeds from the note are restricted for the sole purpose of financing Falcon’s trading activities. Borrowings on the note bear interest at a fixed rate of 9.5% and mature on December 31, 2022. Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage-

backed lending facilities with a local bank in Rwanda: a short-term trade finance facility with a balance of $9.1 million at September 30, 2022 and a long-term note payable with a balance of $1.9 million at September 30, 2022. The short-term trade finance facility and the long-term note payable bear interest at a rate of 6.5% and 7.0%, respectively.

Falcon maintains a working capital trade finance facility with multiple financial institutions, which prior to March 16, 2022, was agented by Brown Brothers Harriman (“BBH”), a related party of the Company through its equity interests in the Company, and was reported as short-term related party debt on the Condensed Consolidated Balance Sheets. On March 16, 2022, Falcon refinanced its working capital trade finance facility, and the facility was transferred to different lenders with the same terms as the previous facility. At the time of refinance, there was $49.3 million outstanding under the facility. The new facility is uncommitted, repayable on demand and secured by Falcon’s assets. The facility is renewable on an annual basis beginning in March 2023. On April 29, 2022, the facility size increased from $50 million to $55 million and subsequently, on June 16, 2022, the facility size increased to $62.5 million. At September 30, 2022, there was $49.6 million outstanding under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Interest is payable monthly at the U.S. Prime Rate plus 1.50%, subject to a minimum rate of 5.00%. The facility carries an agent fee of 0.25% of total available capital. Availability under the facility is subject to a borrowing base calculation. The credit facility is secured by substantially all liquid assets of Falcon. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of September 30, 2022.

Subordinated Related Party Debt

On February 28, 2020, we issued $13.3 million of subordinated debt (the “Subordinated Notes”) to Wooster and Jo Ellen Ford, related parties of the Company through their equity ownership and relation with Joe Ford, the chairman of our board of directors. The Subordinated Notes provided for maturity on the earlier of (i) six months after the Prior Term Loan Facility due in 2025 was paid in full or (ii) 10 years from the date of issuance (February 2030). Interest was payable quarterly at the end of each calendar quarter at a rate of 6% per annum. Substantially concurrently with the Closing and pursuant to the terms of their respective subscription agreements with the Company, Wooster and Jo Ellen Ford contributed their respective Subordinated Notes to the Company and in exchange for such contribution, the Company issued Common Shares, par value $0.01 per share, to Wooster and Jo Ellen Ford. The Company issued a total of 1,330,000 Common Shares in exchange for the contribution of the Subordinated Notes, which were subsequently extinguished.

Current and Long-Term Liquidity

Our liquidity needs are to fund operating expenses, meet debt service obligations, and fund both current and long-term investment activities, which include capital expenditures. Proceeds from the Transaction and the Term Loan Facility were used to repay outstanding borrowings under our Prior Term Loan Facility and Prior ABL Facility. In addition, we expect to use proceeds to fund our near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base, (iii) expanding geographically, (iv) funding accretive acquisitions, and (v) continuing to drive margin expansion. As of September 30, 2022, we had no borrowings outstanding under our Revolving Credit Facility.

A key component of our long-term growth strategy will be to complete the build-out of our extract and ready-to-drink manufacturing facility in Conway, Arkansas, which will utilize state-of-the-art equipment specifically designed to efficiently manufacture and package a wide range of beverages, such as canned or bottled cold brew coffees, lattes, assorted teas, and juice-based products. We initially planned to complete the build-out in phases; however, the Company is accelerating capital spending that was originally slated for Phase II of the project into Phase I. The Company will now be adding a state-of-the-art extraction technology system, a multi-serve bottling line, a specialty canning line and Bag-in-a-Box packaging lines to its Phase I projects that previously included a standard extraction system and high-speed glass bottling and canning lines. The Company now expects to incur approximately $275.0 million of capital expenditures over the next three (3) years to complete the enhanced build-out of Phase I and Phase II.

We believe proceeds from the Transaction, available borrowings under our Revolving Credit Facility, and more efficient use of our working capital will provide sufficient cash on-hand to complete the build-out. However, the Company will continuously evaluate its liquidity needs, and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund the Conway build-out or fund our acquisition strategy, we may delay the build-out of the Conway facility and/or modify the scope of the build-out and we may reprioritize our strategy to focus on organic growth opportunities, which may have an adverse impact on our ability to achieve our growth objectives.

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

Future purchase obligations of $284.6 million as of September 30, 2022 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

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

Capital expenditures for the nine months ended September 30, 2022 and 2021 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Nine months ended September 30, 2022	$15,779	$2,099	$3,544	$1,544	$22,966
Nine months ended September 30, 2021	$6,870	$833	$1,704	$3,138	$12,545

We expect to invest to expand our extract and ready-to-drink product manufacturing capacity in Conway, Arkansas, for which we currently expect to spend approximately $275 million over the next 3 years.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Inflation Risk

During 2022, the Company has been impacted by negative effects of inflation on both our customers and our costs, including materials and labor costs. We attempt to mitigate the impacts of inflation wherever possible. Our mitigation strategies, including working with our vendors and suppliers to ensure that we have adequate access to raw materials to reliably provide our customers with the high-quality products they expect. In addition, where possible, we seek to recover inflation impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. At this time, it is too early to determine what impact these inflationary pressures and supply chain disruptions will have on our long-term growth strategies, as there is uncertainty in how long these risks may persist, and to what level we will be successful in passing these increased costs to our customers.

There has been no material change in the commodities price risk, interest rate risk or risk associated with the Russia/Ukraine conflict discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in the Registration Statement.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting, described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting, which remain outstanding as of September 30, 2022.

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

●	Westrock did not design and maintain effective controls over the period-end financial reporting process to achieve complete and accurate financial accounting, reporting and disclosures, including the presentation and classification of various accounts in the financial statements, which resulted in immaterial adjustments to product revenues; product costs of sales; selling, general and administrative expense; loss on disposal of property, plant and equipment; other (income) expense, net; accounts receivable, net, inventories; derivative assets, net; prepaid expenses and other current assets; property, plant, and equipment, net; goodwill; intangible assets, net; other long-term assets; accounts payable; accrued expenses and other current liabilities and the cash flow presentation of debt payments and proceeds within financing activities within the consolidated financial statements as of and for the year ended December 31, 2020.

●	Westrock did not design and maintain effective controls related to ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and account reconciliations, which did not result in adjustments to the consolidated financial statements.

●	Westrock did not design and maintain effective controls over certain information technology (“IT”) or general computer controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, Westrock did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and adequate restricted user and privileged access to financial applications, data and programs to the appropriate personnel; (iii) computer operations controls to ensure that data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in adjustments to the consolidated financial statements. However, the deficiencies, when aggregated, could impact Westrock’s ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, it was determined these deficiencies in the aggregate constitute a material weakness.

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

Remediation Plans

Westrock has taken and is taking certain measures to remediate the material weaknesses described above, including the following:

●	Hiring additional accounting and IT personnel, including a new chief accounting officer hired in May 2021 and a new technical accounting resource hired in April 2022, with the appropriate level of knowledge, training, and experience to improve our internal control over financial reporting and IT capabilities.

●	Developing and formalizing a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting.

●	Formally assessing non-routine, unusual and complex accounting transactions, as well as other technical accounting and financial reporting matters including controls over the preparation and review of accounting memoranda addressing these matters. During the quarter ended June 30, 2022, we implemented controls to identify non-routine, unusual and complex accounting transactions and require that the accounting implications of such transactions are formally assessed, documented and reviewed by a relevant senior member of our accounting team in a timely manner. In addition, we have engaged third party subject matter experts to advise us with respect to certain complex non-routine transactions in addition to management’s review of such transactions, where appropriate.

●	Engaged a third party to assist in designing and implementing controls related to period-end financial reporting, segregation of duties and IT general controls.

●	Designing and implementing controls to formalize roles and review responsibilities to align with Westrock’s team’s skills and experience and designing and implementing controls over segregation of duties.

●	Designing and implementing formal accounting procedures and controls supporting Westrock’s period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries.

●	Enhancing policies and procedures related to the management and approval of (i) changes in our IT environment, including procedures to review changes in IT data and the configuration of systems, (ii) system implementations and projects to ensure adequate governance, development, change management, and implementation controls, (iii) security access, including policies and procedures to set up or remove users to our IT systems, (iv) periodic security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels, and (v) review of service organization reports and related end-user control considerations.

●	Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls related to the accounting for non-routine, unusual or complex transactions described above, there were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2022, Westrock Beverage Solutions, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, acquired one hundred percent (100%) of the equity securities of Kohana Coffee, LLC, a Texas limited liability company, for aggregate consideration of 1,852,608 shares of common stock of the Company, par value $0.01 per share (the “Company Common Shares”), and approximately $15.5 million in cash, subject to customary adjustments. The issuance of the Company Common Shares to the seller was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Company Common Shares were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act, pursuant to the seller’s status as an “accredited investor,” as such term is defined in Rule 501 under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Transaction Agreement, dated as of April 4, 2022, by and among Riverview Acquisition Corp., Westrock Coffee Holdings, LLC, Origin Merger Sub I, Inc. and Origin Merger Sub II, LLC	S-4	333-264464	2.1	August 3, 2022

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022

4.1	Amended and Restated Warrant Agreement by and among Westrock Coffee Company, Computershare Inc. and Computershare Trust Company, N.A.	10-Q	001-41485	4.1	August 29, 2022

4.2	Specimen Common Stock Certificate of Westrock Coffee Company	S-4	333-264464	4.5	August 3, 2022

4.3	Specimen Warrant Certificate of Westrock Coffee Company	S-4	333-264464	4.6	August 3, 2022

4.4	Investor Rights Agreement, dated as of April 4, 2022, by and among Westrock Coffee Company, Westrock Group, LLC, The Stephens Group, LLC, Sowell Westrock, L.P., BBH Capital Partners V, L.P., BBH Capital Partners V-A, L.P., BBH CPV WCC Co-Investment LLC and Riverview Sponsor Partners, LLC	S-4	333-264464	4.8	August 3, 2022

10.1	Credit Agreement, dated as of August 29, 2022, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto.	10-Q	001-41485	10.3	August 29, 2022

10.2	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Scott T. Ford	10-Q	001-41485	10.4	August 29, 2022

10.3	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and T. Christopher Pledger	10-Q	001-41485	10.5	August 29, 2022

10.4	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and William A. Ford	10-Q	001-41485	10.6	August 29, 2022

10.5	Westrock Coffee Company 2022 Equity Incentive Plan	10-Q	001-41485	10.7	August 29, 2022

10.6	Westrock Coffee Company Annual Cash Incentive Plan	10-Q	001-41485	10.8	August 29, 2022

10.7	Amended and Restated Westrock Coffee Company 2020 Stock Option Incentive Plan	10-Q	001-41485	10.9	August 29, 2022

10.8	Form of Restricted Stock Unit Award Agreement					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Westrock Coffee Company
Date: November 14, 2022	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2022	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)