Form 10-K
period 2022-12-31
Westrock Coffee Co
filed 2023-03-21
CIK 1806347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-41485

WESTROCK COFFEE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0977200 (I.R.S. Employer Identification Number)

4009 N. Rodney Parham Road, 3rd Floor, Little Rock, Arkansas (Address of principal executive offices)	72212 (Zip Code)

Registrant’s telephone number, including area code (501) 320-4880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of common stock, par value $0.01 per share	WEST	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock, par value $0.01 per share	WESTW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting Company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock and therefore, the registrant cannot calculate the approximate market value of the registrant’s common stock held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Select Market on August 29, 2022.

As of March 10, 2023, there were 75,596,640 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement related to the 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2022.

EXPLANATORY NOTE

On August 26, 2022, the registrant converted from a Delaware limited liability company, called “Westrock Coffee Holdings, LLC” to a Delaware corporation called “Westrock Coffee Company” in connection with the closing of its de-SPAC merger transaction with Riverview Acquisition Corp., a special purpose acquisition vehicle and a Delaware corporation. References to “Westrock,” “we,” “us,” “our,” and similar terms, prior to the effective time of the conversion, refer to the registrant when it was a Delaware limited liability company called “Westrock Coffee Holdings, LLC” and such references following the effective time of the conversion, refer to the registrant in its current corporate form as a Delaware corporation called “Westrock Coffee Company.”

Prior to the conversion on August 26, 2022, when the Company was a Delaware limited liability company, the Company’s equity interests consisted of common units and two series of common equivalent preferred units. In connection with the conversion of the Company to a corporation, the Company’s outstanding common units and common equivalent preferred units were converted into shares of the Company’s common stock, par value $0.01 per share (“Common Shares”) and shares of the Company’s Series A convertible preferred shares, par value $0.01 per share (“Series A Preferred Shares”), respectively. See Note 4, De-SPAC Merger Transaction, to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a discussion of the conversion of common units to Common Shares. The number of outstanding units, weighted average number of outstanding units, loss per common unit, equity-based compensation and other financial amounts previously expressed on the basis of common units have been retroactively restated on the basis of Common Shares to reflect the conversion of common units to Common Shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements regarding, but not limited to, our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

•	our history of net losses;
•	volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;
•	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;
•	deterioration in general macroeconomic conditions;
•	disruption in operations at any of our production and distribution facilities;
•	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;
•	failure to retain key personnel or recruit qualified personnel;
•	risks associated with operating a coffee trading business and a coffee-exporting business;
•	our inability to hedge commodity risks;
•	consolidation among our distributors and customers or the loss of any key customer;

•	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;
•	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;
•	our inability to effectively manage the growth and increased complexity of our business;
•	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;
•	our inability to secure the additional capital needed to operate and grow our business;
•	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;
•	a material failure, inadequacy or interruption of our information technology systems;
•	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;
•	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;
•	our inability to comply with the financial covenants contained in our credit agreement;
•	our inability to complete the construction of our new facility in Conway, Arkansas in time or incurring additional expenses in the process;
•	our corporate structure and organization;
•

the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;

•

the impact of current global economic conditions, including those caused by economic slowdowns or recessions, changes in political, economic or industry conditions, global conflicts (including the ongoing military conflict between Russia and Ukraine and recent conflicts in Brazil), inflation, the interest rate environment, U.S. government shutdowns, downgrades to the U.S. government’s sovereign credit rating or other conditions affecting the global financial and capital markets, and epidemic, pandemic or other health issues;

•	the possible resurgence of COVID-19 and emergence of new variants of the virus; and
•

other risks, uncertainties and factors set forth in Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis” sections of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

WESTROCK COFFEE COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2022

PART I

Item 1. Business

General

Westrock Coffee Company, a Delaware corporation (the “Company,” “Westrock,” “we,” “us,” or “our), is a leading integrated coffee, tea, flavors, extracts, and ingredients solutions provider in the United States, providing coffee sourcing, supply chain management, product development, roasting, packaging, and distribution services to the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG, and hospitality industries around the world. We seek to be the leading company to our partners, providing end-to-end solutions and offering product innovation, traceability, transparency, and scalability for coffee, tea, flavors, extracts and ingredients globally.

Our mission is to build and efficiently operate the preeminent integrated coffee, tea, flavors, extracts, and ingredients solutions provider to the world’s most iconic brands. We do this to provide smallholder farmers and their families in developing countries the ability to advance their quality of life and economic well-being.

Our platform is built upon four fundamental pillars that position us as a leading provider of value-added beverage solutions and enable us to positively impact the coffee, tea, flavors, extracts, and ingredients ecosystems from crop to cup: (i) operate a fully transparent supply chain, (ii) develop innovative beverage solutions tailored to our customers’ specific needs, (iii) deliver a high quality and comprehensive set of products to our customers, and (iv) leverage our scaled international presence to serve our blue-chip customer base.

The Company operates eight manufacturing facilities, three of which are located in Concord, North Carolina, two in North Little Rock, Arkansas, one in Richmond, California, one in Kigali, Rwanda, and one in Johor Bahru, Malaysia. We have begun the build-out of a 524,000 square-foot extract and ready-to-drink facility (“RTD”) in Conway, Arkansas, which will be our ninth manufacturing facility, and one of the largest of its type in the United States. The Conway facility is expected to begin commercial production in 2024.

As of December 31, 2022, our operating structure consists of two reportable segments: Beverage Solutions and Sustainable Sourcing and Traceability (“SS&T”).

Beverage Solutions: Through this segment, we combine our product innovation and customer insights to provide value-added beverage solutions, including coffee, tea, flavors, extracts and ingredients. We provide products in a variety of packaging, including branded and private label coffee in bags, fractional packs, and single serve cups, as well as extract solutions to be used in products such as cold brew and ready-to-drink offerings. Currently we serve customers in the United States, Europe and Asia, through the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG and hospitality industries.

Sustainable Sourcing & Traceability: Through this segment, we utilize our proprietary technology and digitally traceable supply chain to directly impact and improve the lives of our farming partners, tangible economic empowerment and an emphasis on environmental accountability and farmer literacy. Revenues primarily consist of sales from commodity contracts related to forward sales of green coffee.

Recent Developments

On August 26, 2022, pursuant to the terms of the Transaction Agreement, dated April 4, 2022, by and among the Company, Riverview Acquisition Corp., a special purpose acquisition vehicle and a Delaware corporation (“Riverview”), Origin Merger Sub I, Inc. (“Merger Sub I”), and Origin Merger Sub II, LLC (“Merger Sub II”) (as amended, modified or supplemented, the “Transaction Agreement”), the Company completed its de-SPAC merger transaction with Riverview (the “Transaction”). In connection with the closing of the Transaction (the “Closing”), the Company converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”) and changed its corporate name from “Westrock Coffee Holdings, LLC” (the “Converting Company”) to “Westrock Coffee

Company.” Pursuant to the Transaction Agreement, Merger Sub I merged with and into Riverview, with Riverview surviving the merger as a direct wholly owned subsidiary of Westrock (such merger, the “SPAC Merger”) and immediately following the consummation of such merger, Riverview merged with and into Merger Sub II, with Merger Sub II surviving the merger as a direct wholly owned subsidiary of Westrock.

At Closing, the Company issued 12,868,151 shares of common stock of the Company, par value $0.01 (“Common Shares”), to public and Class B shareholders of Riverview, receiving $49.8 million of the cash held in the trust account of Riverview, which is net of $17.1 million of Riverview transaction expenses offset against proceeds received by the Company at Closing. The 12,868,151 Common Shares include 1,910,000 shares issued to PIPE investors who elected to satisfy their PIPE commitments through the purchase of shares of Class A common stock of Riverview (“Riverview Class A Shares”) on the public market, pursuant to the terms of their respective subscription agreements.

Substantially concurrently with the Closing, the Company received $205.9 million in cash proceeds from common stock PIPE investments (the “PIPE Financing”), issued 20,590,000 Common Shares to the PIPE investors and entered into a credit agreement (the “Credit Facility”) that includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million (the “Revolving Credit Facility”) and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million (the “Term Loan Facility”).

On November 14, 2022, Westrock Beverage Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, acquired one hundred percent (100%) of the equity securities of Kohana Coffee, LLC (“Kohana Coffee”), a Texas limited liability company. Kohana Coffee is an extract and RTD focused business, based in Richmond, California, serving customers in the retail and CPG industries. Aggregate consideration paid for Kohana Coffee included 1,852,608 Common Shares and approximately $15.7 million in cash, subject to customary adjustments.

On February 14, 2023, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Amendment”) to its Credit Agreement, which establishes a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million, proceeds of which may be used to fund capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas, or for general corporate purposes.

On February 28, 2023, the Company completed the acquisition of Bixby Roasting Co. (“Bixby”), a specialty-grade roaster that is a leader in the emerging influencer-led brand space. The acquisition includes Bixby’s roasting facility in Los Angeles, California.

Competitive Strengths

In order to achieve our mission, we will utilize our competitive strengths and we will drive continued, sustainable growth and strong financial performance by executing on our growth strategies.

Exceptional and highly experienced management team. Our experienced and passionate executive team has helmed the acceleration of our growth and set our strategic direction, all underpinned by a purpose to become the world’s most competitive and innovative provider of beverage solutions in order to provide smallholder farmers and their families in developing countries the ability to advance their quality of life and economic well-being.

Purpose-driven mission that delivers measurable impact. We started Westrock with the belief that growth is an inevitable byproduct of investments in infrastructure, farmer development, supply chain and product innovation, and technological advancement, when coupled with exceptional personal service. We transform anonymous, disjointed supply chains into transparent, connected systems. Through economic empowerment and environmental accountability, we directly improve the lives of the people who bring our products to life. Paying fair prices, training farmers, and connecting them to customers with full transparency leads to reinvestment in more sustainable, profitable farms. The value we create to improve lives accelerates symbiotically with our revenue and profits.

Proprietary, digitally traceable technology. We are capable of tracing individual lots from the farm, through the roaster, to the finished good. We combine IBM Food Trust® blockchain, Oracle NetSuite®, and other technologies to create traceability and connectivity on a global scale.

Beginning with the farmer transactions, data is captured at every stage of the supply chain. We then collect data as it relates to exporting and importing coffee beans, including coffee milling, ocean freight, import clearing and delivery to the final warehouse. We then obtain the roasting data, as well as information about our purchase orders and packaging. Upon delivery to our customers, the traceability data is uploaded to their portals for finished goods. Our technology and commitment to responsible sourcing enables us to transform anonymous, disjointed supply chains into transparent, connected systems. Traceability is a fundamental pillar of the value proposition we offer our customers, and is key to driving the industry shift that will positively impact small hold coffee farmers throughout the world.

Innovative, value-added, and scalable beverage solutions provider. Our comprehensive solutions offering and strategic partnership approach make us a unique “brand-behind-the-brand,” which allow us to deliver value-added beverage solutions across multiple product categories and platforms to our customers. Our collaborative product development process starts with custom consumer insights targeted to our customers’ channel and consumer profiles and makes us a critical partner to foodservice and private label retail operators seeking new and innovative products. The ability to serve global foodservice operators through our scaled international presence, best-in-class sustainable sourcing capabilities, and vertically integrated supply chain positions us as a global full-menu beverage solutions provider.

Our comprehensive line of products allows us to create any product platform in a multitude of packaging sizes and formats. Our skilled team has extensive experience of success working in blend matching and taste profiling, which demonstrates our ability to match any coffee or tea blend or ready-to-drink beverage desired and ensure consistency in every cup. This, along with our partnership approach with our customers, enhances our ability to drive beverage program profitability. The capacity to deliver an ethically-sourced bespoke product, around the world, in a timely manner differentiates us from our competition.

High growth and compelling liquid extract business. As Millennials and Generation Z enter their prime spending age, they will continue to drive major change within the coffee industry. Instead of hot coffee beverages and carbonated soft drinks, millennials are consuming cold coffee, liquid extracts, and premium away-from-home beverages. These trends are trickling down into Generation Z as well. As traditional fast-food restaurants and convenience stores compete to win back market share from current industry leaders, these restaurants and convenience stores need a partner to innovate and fulfill growing demand for cold coffee and other forms of liquid extracts globally.

As a leading partner to these restaurants and convenience stores, we believe we are capable of fulfilling innovation requirements and scaling quickly enough to meet demand. We are uniquely positioned to support innovation demand from extract development through RTD fulfillment. Liquid Extracts is our highest growth product category that includes iced coffees, cold brew coffee, and RTD mixes, with cold coffee products experiencing the most significant growth. The segment comes with a significant channel diversification opportunity within the varied ingredients and cross-selling options, with tailwinds driven by cold brew and RTD beverages.

Unparalleled customer value proposition. Our value proposition enables us to develop successful beverage solutions roadmaps, to provide product innovation, and to grow with our customers. Consumer and market insights comprise the foundation of our product innovation process and customer program recommendations. As a research-driven organization, we utilize our industry and consumer insights across our product development and sales processes. Our end-to-end solutions are based on a cross-functional sales team approach that starts with insights and innovation, leads to product and taste profile development, on to sourcing and risk management, production, final packaging and logistics delivery, and is supported with marketing and continued process and program refinement.

Culture of commitment. We have a highly experienced leadership team anchored by a growth-oriented culture and a deep bench of talent with strong business and operational experience. Our employees at all levels of our organization are passionate about addressing the needs of our stakeholders — from our farmer partners, to our customers, to our stockholders. Our company is full of people looking to make a difference in countless lives around the world. We consider everyone who touches Westrock coffee — from crop to cup — to be an equal contributor in our mission to produce great coffee and improve the industry as a whole.

Robust financial growth and performance underpinned by on-the-ground operating initiatives. Our strong topline growth in recent years combined with more streamlined operations have delivered continued improvement in our financial profile.

Growth Strategies

Extend and enhance product offerings through innovation. We are relentlessly focused on product innovation as it is paramount to our success. As the brand-behind-the-brand, we expect to continue to create new categories while innovating current products and formats at scale. We believe the liquid extracts category is the best near-term product expansion opportunity as customer tastes continue to shift to cold brew and RTD offerings.

Expand our customer base. While we take the privilege of serving our current customers very seriously, we are actively and aggressively working to expand our blue-chip customer base to further penetrate our existing channels. Our new customer pipeline is organized and quantified through a detailed process that engages our cross-functional team to ensure we are always working to grow our customer base.

Follow our customers with geographic expansion. Many of our blue-chip customers operate restaurants, hotels, convenience stores, and retail stores globally. Based on our estimates, we serve a substantial majority of our customers’ locations in the United States, but a very small fraction of their locations in international markets. This creates a significant opportunity to increase our sales within our existing customer base by “going with” our customers where they currently operate.

Proven M&A platform with a highly accretive actionable pipeline of acquisition targets. Our management team has a proven track record of identifying, executing, and integrating acquisitions. We intend to leverage our proven value creation playbook to accelerate growth and realize synergies. Acquisitions will allow us to increase our customers, products, and geographies.

Continue to drive margin expansion. We have developed a vertically integrated infrastructure that allows for scalability and adaptability. We will continue to increase our scale in order to promote cost of goods sold efficiencies and improve our ability to leverage our fixed cost infrastructure. We will also continue to seek to improve gross profit, through driving sales growth in the high-margin liquid extracts segment. We expect to add additional capacity to support our expansion and supply chain over the long term by investing in additional manufacturing facilities.

Our Products

We are focused on building a brand-behind-the-brand platform supported by an organization with the capabilities to provide comprehensive value-added beverage solutions. Capitalizing on growing beverage categories and innovation, we offer an array of on-trend, highly differentiated and innovative products that allow our customers to satisfy their customers changing tastes and preferences.

Our diversified product offering combines a strong earnings foundation in whole bean roast and ground coffee with high-growth product offerings in single service cups, food service iced tea, retail and food service hot tea, extract-based products, and our RTD beverage platform. These products reside in our Beverage Solutions segment.

From an innovation perspective, we recently launched multiple cold brew coffee and tea concentrate product lines, chai tea and other functional health beverage concentrates, an infused-beverages platform for agua frescas and other blended juice-based products, coffee extracts designed for indulgent dairy-based products, and further expanded into core RTD products. We collaborate with customers from the consumer insights and product design phase of development through extract manufacture and end-of-the-line packaging, which enables Westrock to capture profitability at every stage of the value chain. This turnkey approach makes us a valuable partner for our global customers to feed a constant pipeline of innovation into their business planning process. Using this same platform, we are also able to toll produce for our customers. We believe our ability to be flexible distinguishes us in the market.

One element of Westrock’s platform is to integrate our consumer insights, omni-channel product marketing and product development resources into the strategic planning process of our key global accounts, providing us with a multi-year stream of product innovation and new product introductions far ahead of the product launch cycle. This yields repeatable, forecastable, and consistent growth and the platform enables us to more efficiently deploy human resources and capital expenditures as compared to our competition due to our integration with the growth and product innovation plans of our key global customers.

As consumer preferences change and we integrate further as a key partner to our global customer base, we will continue to create new categories, innovate current products and formats at scale, and deliver the craft appeal across our offerings, with a baseline of the sustainable and better-for-you products that our customers are demanding.

Customer Channels

Westrock Coffee seeks to supply the world’s most iconic brands with the world’s most innovative coffee, tea, flavors, extracts, and ingredients products. As the brand-behind-the brands, our long-tenured customers include blue-chip market leaders across the retail, restaurant and food service, convenience store and travel center, non-commercial account, CPG, and hospitality industries.

The mix of industries we serve provides a balance of in-home and out-of-home consumption. This diversification brings opportunities to leverage various products across industries and ensure that, regardless of shifting consumer patterns driving consumption at home or away, we remain stable and balanced as a provider of the brand-behind-the-brands.

Supply Chain Traceability and Community Impact

We differentiate ourselves by situating our businesses at each point of aggregation in the supply chain, including coffee exporting through our wholly owned subsidiary Rwanda Trading Company SA (“RTC”), coffee importing and trading through Falcon Coffees Limited (“Falcon”) and coffee roasting. These strategic holdings provide exceptional insight into each segment of the supply chain that allows us to better understand and manage risk. Although we do not own any farms, we source our coffee and tea from over 1.5 million farmer partners spread across 35 different countries, spreading our supply risk across multiple importers and exporters and countries of origin.

We are focused on delivering a fully traceable and transparent supply chain for our customers. We have multiple programs and strategies designed to meet customers’ varying needs, including the following:

Responsible Sourcing Strategy. We define responsible sourcing as the purchase and processing of coffee and tea in a manner that is fair to the people who grow and handle it, their employees, peers, and environments. As of December 31, 2022, approximately 69% of our coffee and tea is responsibly sourced globally. We are committed to continuing to increase our responsibly sourced coffee and tea by building a global supplier assurance framework in partnership with assurance experts, and we will audit our entire supplier network for compliance with our Responsible Sourcing Policy. Additionally, we plan to deploy more personnel in key supply chains to further quantify the social, environmental, and entrepreneurial impact of coffee and tea in the countries of origin.

Farmer Direct Verified®.  Westrock is the largest private label service provider in the world to enable digital traceability at scale from farm gate to the finished products across all beverage offerings. Our transparent sourcing program, Farmer Direct Verified® (“FDV”), provides unprecedented transactional data throughout the supply chain. This, combined with multi-year trade relationships enables deeper collaboration, enforces ethical practices in the supply chain, and lays the foundation to solve the sustainability issues of tomorrow. Communicating supply chain realities allows our customers to make the informed decisions for their brands and leads to reinvestment in sustainable farms.

Raíz Sustainability. Raíz Sustainability is a proprietary third party-verified sustainable farming program. Raíz farmers receive training, services, and a $0.05 premium that makes their farms more environmentally sustainable and profitable.

Raíz farmers also comply with internationally recognized standards for labor conditions, human rights, and environmental protection. Supply chain programs like Raíz show just how imbedded we are with many of our unrelated supply partners, which allows us to spread sourcing risk across multiple partners, origins, quality types and farmer groups without giving up influence over matters material to our sourcing goals such as farmer livelihoods, yield improvements, and transparent data.

Raw Materials

Our primary raw materials are green coffee and tea. Green coffee is an exchange-traded commodity subject to price fluctuations. There are certain instances when specific types of green coffee are not traded on a commodities exchange, and instead are traded on a negotiated flat-price basis.

The most common flat-priced coffee in our portfolio is Fairtrade-certified coffees. The pricing structure set up by Fairtrade offers the exporter price floor on an FOB Origin basis of $1.60 per pound for Washed processed coffees and $1.55 per pound for Natural processed coffees. Therefore, when the average price of green coffee per pound, or C-Price, plus the differential for the conventional quality in question is below the Fairtrade minimum pricing, then we pay a flat price equal to the Fairtrade minimum price. When the C-Price plus the differential for the conventional quality in question is higher than the Fairtrade minimum pricing, then we revert to a differential based pricing mechanism against the C-Price that mirrors our normal purchasing process.

Due to significant demand and limited supply, some origins, such as Sumatra and Ethiopia, will price their top grades of export beans on a flat price that is mostly divorced from the C-Price.

We purchase raw materials through importers who source green coffee and tea from multiple countries of origin around the world. For the year ended December 31, 2022, approximately 21% of our green coffee and none of our tea was sourced from Falcon and RTC. No other importer accounted for more than 10% of our coffee raw materials purchases. Related to tea raw materials purchases, one importer accounted for approximately 50% of our tea raw materials purchases.

The supply and price of green coffee and tea are subject to volatility and are influenced by numerous factors which are beyond our control and can be affected by factors such as weather, politics, currency fluctuations and economics within the countries that export coffee. For most, but not all of our customers, increases in the cost of raw materials can be passed on to our customers in the form of higher prices.

Our hedging strategy is a vital element of our business model as it allows us to fix raw materials costs for inventory needed to serve our customers and grow our business, while minimizing the margin volatility associated with fluctuations in commodities prices. While our derivatives strategy is designed to mitigate the impacts of changing prices, no strategy can eliminate pricing risks, and we would generally remain exposed to supply risk in the event of non-performance by the counterparties in any one of our physical contracts. Failure to properly execute an effective hedging strategy may materially adversely affect our business and operating results.

We have a rigorous Quality Assurance protocol to ensure that our raw materials meet both Company and customer specifications and therefore do not inhibit our ability to meet the finished goods specifications of our clients. Prior to taking ownership, we validate physical and sensory compliance of green coffee. We also check finished goods for packaging, labeling, physical, and sensory compliance with our internal and external specifications prior to shipment.

We maintain long-term partnerships with our vendors that include rigorous and integrated quality and transparency programs. We procure only the highest quality ingredients. Our supplier approval and monitoring programs ensure that we can consistently deliver and exceed our customers’ expectations.

Competition

The coffee, tea, flavors, extracts, and ingredients industry is highly competitive. As a scaled global beverage solutions provider with capabilities across several product categories and industries served, we generally view our competition based on product lines and geography.

●	In the U.S. coffee and tea industry, our products compete with Keurig Dr. Pepper Inc., Mother Parkers, Trilliant Food and Nutrition, TreeHouse Foods, Finlays, and Harris Tea Company.
●	In the flavors, extracts, and ingredients industry, our products compete with Kerry Foods, Finlays, Javo Beverage Company, Givaudan, Symrise, International Flavors & Fragrances, Inc., and Treatt.
●	In the international coffee and tea industry, our products compete with JDE Peet’s, Massimo Zanetti, and UCC Ueshima Coffee Company.

We seek to differentiate ourselves from other providers by (i) sourcing coffee via traceable and transparent supply chains, (ii) providing our customers best-in-class product development and consumer insights across broad product offerings, and (iii) maintaining a large manufacturing footprint in varied geographic locations both in the U.S. and abroad which drives cost efficiencies due to scale and customer proximity to our products.

Intellectual Property

We own several U.S. trademarks and service marks that have been registered with the United States Patent and Trademark Office. We also own other trademarks and service marks for which we have filed applications for U.S. registration. The duration of trademark registrations varies; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. We believe our trademarks and service marks are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification. In addition, we own numerous registered domain names, and copyrights, trade secrets, proprietary technology, know-how, and other proprietary rights that are not registered.

Seasonality

The coffee and tea market is subject to some seasonal variations. Sales of hot coffee products are typically higher during the winter months compared to the summer months. Most of our customers define “coffee season” as mid-September through April. However, sales of cold brew, iced tea and extract products during the summer months helps mitigate the impact of this seasonality. In addition, the growing trend to “more than hot black coffee” is regulating seasonal variances.

Human Capital Management

As of December 31, 2022, we had 1,327 employees located around the globe, of which 1,013 employees were located in the United States. Of our employees located in the United States, 579 were hourly production employees. Our non-U.S. workforce of 314 employees was employed in Rwanda, Germany, Malaysia, South Korea, Peru, England and Ethiopia.

Total Compensation and Rewards. We provide competitive compensation and benefits which include market-based pay that is competitive for our geographies and our industry. We offer a full complement of health and welfare benefits such as health, dental, vision, life insurance, AD&D and other provisions comparable to most manufacturing companies in our space. A 401(k)-retirement plan is offered.

Workforce Culture. We focus on building a workforce that is responsive to customer needs, attentive to being efficient and cost conscious for our financial stakeholders, and innovative in seeking to create new products and services in the industry. We actively recruit for diverse talent and seek to build a culture reflective of the desires and the needs of the customers we partner with and serve. We actively support equal opportunity employment, enjoy stable labor relations, and provide a working environment of equity and inclusion for all members of our workforce.

Employee Health and Safety. We maintain a qualified staff of professionals to oversee, manage and apply all standards related to food safety, environment safety, and workplace safety standards by agencies that audit our facilities throughout the United States.

COVID-19 Mitigation. We have a COVID-19 response committee that monitors the impact of COVID-19 on the workforce’s health and on Company production. We responded to the pandemic by following generally accepted COVID-19 mitigation guidelines intended to ensure that personal protective equipment and distancing protocols are used in our production facilities across the entire enterprise. As a result, we have not experienced a material impact in workforce attendance, nor have we experienced a material impact on our ability to safely manufacture and deliver products to our customers.

To abate the spread of COVID-19 when individual cases are identified, employees are required to quarantine at home if there is contact, positive testing, and/or confirmed infection. To meet our production needs we schedule unaffected healthy employees to work overtime to cover staffing needs. Overtime is used primarily to cover increased product orders.

We believe we are prepared to address and follow government mandates that might become law in the future.

Regulatory Environment

As a leading manufacturer of coffee, tea, flavors, extracts, and ingredients, we comply with the Good Manufacturing Practices promulgated by the FDA as part of our commitment to produce safe and high-quality beverage products. We are registered with the FDA, and we satisfy all legal and compliance requirements under the Food Safety Modernization Act (FSMA) and applicable state regulations. Our facilities are certified under the GFSI schemes and operate under a Quality Management System to assure that we comply with all regulatory and customer requirements. Our quality management systems are periodically reviewed using an internal audit system to assure that our employees understand our commitment to food safety and high quality. We are also subject to the general industry requirements applicable to manufacturers, including the safety standards of the Occupational Safety and Health Administration and the environmental standards of the Environmental Protection Agency.

In addition to regulatory compliance, our comprehensive compliance program is designed to assure that our business is conducted in accordance with the highest ethical standards. We regularly conduct training on such matters as the Foreign Corrupt Practices Act so that our employees understand what is expected of them and how to raise issues of concern.

Available Information

The Company’s website address is www.westrockcoffee.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with the SEC. Our Exchange Act Filings can also be found at www.sec.gov.

Item 1A. Risk Factors

An investment in our Common Shares involves a variety of risks, some of which are specific to us and some of which are inherent to the industry in which we operate. The following risks and other information in this report or incorporated in this report by reference, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read carefully before investing in our securities. These risks may adversely affect our financial condition, results of operations or liquidity. Many of these risks are out of our direct control, though efforts are made to manage those risks while optimizing financial results. These risks are not the only risks we face. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also adversely affect our business and operations. This Annual Report on Form 10-K is qualified in its entirety by all these risk factors.

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, financial condition and results of operations.

Risks Related to Our Business

●	We have incurred and may continue to incur net losses and may not achieve or maintain profitability in the future.
●	Any failure to retain key personnel or recruit qualified personnel could adversely impact us.
●	We do not currently have written contracts with certain of our co-manufacturers. The loss of these co-manufacturers or the inability of these co-manufacturers to fulfill our orders could have a material adverse effect on our business.
●	Further consolidation among our customers or the loss of any key customer could negatively affect our sales, profitability and future growth.
●	If we are unable to anticipate customer preferences and successfully develop new products, or if we fail to effectively manage the introduction of new products, our business will suffer.
●	Our inability to hedge commodity risks.
●	Our accounts receivable represents a significant portion of our current assets and a substantial portion of our trade accounts receivables relate principally to a limited number of customers, increasing our exposure to bad debts and counterparty risk.
●	If we have overestimated the size of our addressable market, our future growth opportunities may be limited.
●	We are subject to U.S. and international laws and regulations that could adversely affect our business, including anti-corruption laws and trade controls laws, and noncompliance with such laws could subject us to criminal or civil liability.
●	We may not achieve the projected benefits or successfully integrate future acquisitions and our M&A activities may divert our management’s attention.
●	We may not be able to effectively manage the growth and increased complexity of our business.
●	Fluctuations in our operating results adversely affect our financial condition and cash flow and may make it difficult to project future results and meet the earnings expectations of securities analysts or investors.
●	Disruption in operations at any of our production and distribution facilities, or failure to complete the construction of our new production facility in Conway, Arkansas on time or at all, could affect our ability to manufacture or distribute products and could adversely affect our business and sales.
●	Future litigation or disputes could lead us to incur significant liabilities or harm our reputation.
●	Our failure to comply with applicable transfer pricing and similar regulations may harm our business and financial results.
●	If we are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of personal, financial or other confidential information relating to our customers, suppliers, employees or business, including through unauthorized access, theft, use or destruction of such data, our operations could be disrupted, our ability to provide our products could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.
●	We may become subject to intellectual property disputes or be forced to defend our intellectual property rights.
●	Our future levels of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.
●	The Credit Agreement contains covenants that may restrict our ability to operate our business.
●	We may not have access to additional capital, including under our Revolving Credit Facility if the financial institutions that are lenders under the Revolving Credit Facility fail to extend credit under it, when needed to operate and grow our business.

●	Exercise of redemption rights by the holders of our Series A convertible preferred stock, par value $0.01 per share, (the “Series A Preferred Shares”) may adversely affect the cash that we have available for other purposes and our ability to execute our business strategy.
●	A change in the assumptions used to value our goodwill or other intangible assets, or the impairment of our goodwill or intangible assets, could negatively impact our financial condition and operating results.
●	Our insurance and reserves may be insufficient to cover future claims and liabilities.
●	Additional income tax liabilities and changes in tax laws may adversely affect us, and the IRS, other tax authorities, or a court may disagree with our tax positions, which may result in adverse effects on our financial condition or the value of our Common Shares.
●	Westrock has identified, and may identify additional, material weaknesses in its internal control over financial reporting, which may result in material misstatements of Westrock’s consolidated financial statements, cause Westrock to fail to meet its periodic reporting obligations or cause investors to lose confidence in accuracy of our financial reports.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect Westrock’s business, investments and results of operations.
●	The accuracy of Westrock’s financial statements and related disclosures could be adversely affected if the judgments, assumptions or estimates used in Westrock’s critical accounting policies are inaccurate.
●	Our board of directors and management have significant control over our business.
●	There are provisions in our certificate of incorporation and bylaws, the Investor Rights Agreement and of Delaware law that may prevent or delay attempts to acquire a controlling interest in Westrock, which could decrease the trading price of the Common Shares.

Risks Related to Our Industry

●	Availability of and fluctuations in the cost of green coffee and other key raw materials and certain of our ingredients and packaging materials, or disruption in our supply chain, could negatively affect our margins and profitability.
●	We are exposed to risks associated with the interruption of supply and increased costs as a result of our reliance on third-party transportation carriers for shipment of our products.
●	Increased competition in coffee, liquid extract consumables or other beverage channels may adversely affect sales of our products. Our inability to maintain or grow market share through continued differentiation of our products and competitive pricing could adversely affect our completive position, customer retention, financial condition, operating results and cash flow.
●	Quality control problems or food safety issues could adversely affect our sales and brand reputation, lead to product recalls or result in product liability claims.
●	Climate change, severe weather patterns, and water scarcity could have a material adverse effect on our business and results of operations.
●	Our business may fluctuate as a result of seasonality.

Risks Related to General Economic Conditions

●	A resurgence of the novel coronavirus, or COVID-19, and emergence of new variants of the virus could materially adversely affect our financial condition and results of operations.
●	Our revenue and profits depend on the level of customer spending for discretionary items, which is sensitive to general economic conditions and other factors.
●	Our business and the businesses of our suppliers are subject to macroeconomic conditions that, in the event of deterioration, could adversely affect our financial condition, operating results and cash flow.

Risks Related to Our Business

We have incurred net losses in the past, may incur net losses in the future, and may not achieve or maintain profitability in the future.

In the years ended December 31, 2022, 2021 and 2020, we incurred net losses of $55.5 million, $21.3 million and $128.9 million, respectively. These losses could continue for the next several years as we expand our product offering and continue to scale our commercial operations. Even if we are able to increase sales of our products, there can be no assurance that we will ever be profitable.

We may incur significant net losses for the foreseeable future as we:

●	continue to hire additional personnel to improve the operations of our business;
●	increase our sales and marketing functions, including expansion of our manufacturing and distribution capabilities;
●	hire additional personnel to support compliance requirements in connection with being a public company; and
●	expand operations and manufacturing.

If our products do not achieve sufficient market acceptance, our revenue growth rate may be slower than we expect, we may not be able to increase revenue enough to offset the increase in operating expenses resulting from investments, and we will not become profitable. There can be no assurance that we will ever achieve or sustain profitability.

Any failure to retain key personnel or recruit qualified personnel could adversely impact our financial condition, results of operations and cash flow.

Our success depends on the contributions of key personnel and a consistent workforce, including production workers, support staff and executive team members. The competition for talent in the markets in which we compete is extremely high and candidates’ preferences and expectations are evolving. We must continue to recruit, retain, motivate and develop management and other employees sufficiently to maintain our current business and support our projected growth and strategic initiatives. This may require that we adapt to evolving labor conditions and make significant investments in our employees, including through coaching, training or other professional development activities. Activities related to identifying, recruiting, hiring and integrating qualified individuals require significant time and attention. We may also need to invest significant amounts of cash and equity to attract talented new employees, the returns on which we may never fully realize. In this competitive environment, our business could be adversely affected by increased labor costs, including wages and benefits, cost increases triggered by compensation-related regulatory actions concerning wages, worktime scheduling and benefits; increased healthcare and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the appropriate skill sets and increased wages, benefits and costs related to any COVID-19 resurgence. In addition, our wages and benefits programs may be insufficient to attract and retain talented employees.

Our ability to achieve our key strategic objectives may be adversely affected if we are unable to successfully retain our talented employees, which may impact our financial condition and operating results. For example, our founder, Mr. Scott T. Ford, is an important leader for the business and any loss of service resulting from his absence would disrupt our business and likely adversely impact our operating performance. Further, any unplanned turnover or failure to develop or implement an adequate succession plan for our senior management and other key employees, could deplete our institutional knowledge, erode our competitive advantage, and negatively affect our business, financial condition and operating results. We do not maintain key person life insurance policies on any of our executive officers.

We do not currently have written contracts with certain of our co-manufacturers. The loss of these co-manufacturers or the inability of these co-manufacturers to fulfill our orders would adversely affect our ability to make timely deliveries of our products and could have a material adverse effect on our business.

For the years ended December 31, 2022, 2021 and 2020, 7.1%, 7.8% and 9.6% of our revenue was derived from products manufactured at manufacturing facilities owned and operated by our co-manufacturers. We do not currently have written manufacturing contracts with co-manufacturers who represented 5.0% of our revenue for the year ended December 31, 2022. In the absence of a written contract, any of such co-manufacturers could seek to alter or terminate its relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. If we need to replace a co-manufacturer, there can be no assurance that additional capacity will be available when required on acceptable terms, or at all.

An interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay, postpone or reduce production of some of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such interruption is resolved or an alternate source of production is secured.

We believe there are a limited number of competent, high-quality co-manufacturers in the industry that meet our strict quality and control standards, and as we seek to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. Therefore, the loss of one or more co-manufacturers, any disruption or delay at a co-manufacturer or any failure to identify and engage co-manufacturers for new products and product extensions could delay, postpone or reduce production of our products, which could have a material adverse effect on our business, results of operations and financial condition.

Further consolidation among our customers or the loss of any key customer could negatively affect our sales, profitability and future growth.

We have a number of large national account customers and the loss of or reduction in sales to one or more of them would likely have a material adverse effect on our operating results. For the fiscal years ended December 31, 2022, 2021 and 2020, our top five customers accounted for approximately 37%, 35% and 34%, respectively, of our net sales. To the extent that we do not have written contracts with customers, they can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as they have in the past. Our customers may also take actions that we cannot control or anticipate, such as changing their business strategy or introducing products that may compete with ours.

Additionally, industry consolidation has generally led to our customers becoming larger and more sophisticated buyers of our products, leveraging their buying power and negotiating strength to improve their profitability through more favorable contractual terms. To the extent we provide contractual concessions such as lower prices or more favorable trade terms, our margins would be reduced. Over time, our inability to extend such concessions may negatively impact our sales revenue. Our customers may also face financial difficulties, bankruptcy or other business disruptions that may affect their ability to pay for our products, which could adversely affect our sales and profitability.

If we are unable to anticipate customer preferences and successfully develop new products, or if we fail to effectively manage the introduction of new products, our business will suffer.

Our business depends on our ability to satisfy our customers with our beverage products. In order for us to maintain or improve Westrock’s operating results and grow its revenue, it is important that our customers continue purchasing our products. Our customers generally have no obligation to continue or otherwise extend their purchasing, and there can be no assurance that our customers will continue or otherwise extend their purchasing for similar periods or for the same amount of our products.

The rate at which we retain our customers may decline or fluctuate as a result of a number of factors, including our end-use customers’ changing preferences, the shift among millennial coffee drinkers from hot brew towards cold brew and extracts (or any reversion thereof), satisfaction with our products and their prices, the prices of competing products, mergers and acquisitions affecting our direct customers, the effects of global economic conditions, and reductions in customers’ spending levels. If our customers do not continue purchasing our products, our revenues would decline, and we may not realize improved operating results from our customer base.

Our accounts receivable represents a significant portion of our current assets and a substantial portion of our trade accounts receivables relate principally to a limited number of customers, increasing our exposure to bad debts and counterparty risk, which could potentially have a material adverse result on our results of operations.

A significant portion of our trade accounts receivable are from five customers, which represented approximately 54% and 35% of our trade accounts receivable for the years ended December 31, 2022 and 2021, respectively. The concentration of our accounts receivable across a limited number of parties subjects us to individual counterparty and credit risk as these parties may breach our agreement, claim that we have breached the agreement, become insolvent and/or declare bankruptcy, thereby delaying or reducing our collection of receivables or rendering collection impossible altogether. Some of these parties use third-party distributors or do business through a network of affiliate entities which can make collection efforts more challenging and, at times collections may be economically unfeasible. Adverse changes in general economic conditions and/or contraction in global credit markets could lead to liquidity problems among our debtors. This could increase our exposure to losses from bad debts and have a materially adverse effect on our business, financial condition and results of operations.

Our estimated addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our addressable market, our future growth opportunities may be limited.

Our total addressable market in the United States is calculated based on an estimated percentage of households that purchase coffee products at least once per year, which we generally estimate based on internal and third-party market research, historical surveys and interviews with market participants. As a result, our addressable market is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. Our estimates are based, in part, on third-party reports and are subject to significant assumptions and estimates. These estimates, as well as the estimates relating to the size and expected growth of the markets in which we operate, and our penetration of those markets, may change or prove to be inaccurate. While we believe that the information on which we base our addressable market estimates is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. If our addressable market, or the size of any of the various ancillary markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited, and there could be a material adverse effect on our business, financial condition and results of operations.

Our growth depends, in part, on our continued penetration and expansion into additional markets, and we may not be successful in doing so.

We believe that our future growth depends not only on serving existing customers, but also on continuing to get new customers and expanding our distribution base in the United States and internationally. In new geographic markets, we may face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, legal and regulatory, and other difficulties. Although we continue to evaluate sales and marketing efforts and other strategies to expand our supplier, customer and distribution bases, there is no assurance that we will be successful. If we are not successful, this could have a material adverse effect on our business, financial condition and results of operations.

We are subject to U.S. and international laws and regulations that could adversely affect our business, including anti-corruption laws and trade controls laws, and noncompliance with such laws could subject us to criminal or civil liability.

We are subject to various federal, state, local and foreign laws that affect how we conduct our business, including the manufacturing, safety, sourcing, labeling, storing, transportation, marketing, advertising, distribution and sale of our products, our relations with distributors and retailers, and our employment, environmental, privacy, health and trade practices. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Any new laws and regulations or changes in existing laws or their interpretations could result in increased compliance costs, capital expenditures, incremental investments and other financial obligations for us and our business partners, which could affect our profitability.

Additionally, our expanding international business will also expose us to additional regulatory regimes, which may be very different from the ones we are used to complying with domestically, and these foreign laws may occasionally conflict with domestic laws. Aside from the regulatory risks of doing business in foreign countries, our business in these countries is also subject to certain U.S. laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act, or “FCPA,” as well as trade control laws such as economic sanctions, customs and import laws, and export control laws and regulations. The FCPA generally prohibits companies from making direct or indirect improper payments to non-U.S. government officials for the purpose of obtaining or retaining business or obtaining an improper business advantage. Both the SEC and U.S. Department of Justice have aggressively enforced the FCPA in recent years. Our operations in foreign countries may place us in contact with persons who may be considered “foreign officials” under the FCPA, resulting in greater risk of potential violations of the FCPA (or other applicable public corruption regimes). We also have activities in jurisdictions that are perceived to present heightened risks of public corruption. The FCPA also requires that we keep accurate books and records and maintain a system of adequate internal controls. In addition to the FCPA’s prohibitions on public corruption, the UK Bribery Act 2010, the Malaysian Anti-Corruption Commission Act 2009, and other anti-corruption laws that could apply to our international activities also prohibit commercial bribery and requesting or accepting bribes. U.S. trade control laws prohibit certain transactions and dealings involving sanctioned countries, governments, persons, without a license or other appropriate authorization. As we increase our international sales and business, our risks of non-compliance with the FCPA and U.S. trade control laws may increase. Although we have implemented policies and procedures designed to ensure that we, our employees and our intermediaries comply with the FCPA, other applicable anti-corruption or anti-bribery laws, and applicable trade control laws, there is no assurance that such policies or procedures will prevent illegal acts by our employees or intermediaries, or protect us against liability under the FCPA, other anti-corruption regimes, or trade sanctions laws.

Our business must also be conducted in compliance with applicable economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions laws and regulations. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

Changes in international tax treaties or international trade policy, or the imposition of increased or new tariffs, quotas or trade barriers on key commodities, could also adversely affect our business.

Violations of these laws or regulations could have a material adverse effect on us, by imposing substantial financial penalties or significant operational limitations, diverting management’s attention and resources and incurring significant defense costs and other professional fees. Investigations of potential violations of these laws by local, state, federal or foreign authorities could also harm our reputation and have an adverse impact on our business, financial condition and results of operations.

We have in the past and may in the future acquire companies, which can divert our management’s attention and we may also be unable to integrate such businesses or identify and achieve their projected benefits.

Our future success will depend, in part, on our ability to grow in the face of changing customer demands and competition. A core part of our strategy is to grow through acquisitions. We successfully completed the acquisition of S&D Coffee, Inc. (“S&D”) in February 2020, our de-SPAC merger transaction with Riverview in August 2022 and our acquisition of Kohana Coffee in November 2022, and we expect to pursue additional acquisitions. However, we may be unable to identify and consummate additional acquisitions, and we may incur significant transaction costs for acquisitions that we do not complete. Furthermore, the identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not complete acquisitions on favorable terms, if at all. Such acquisitions may disrupt our ongoing business operations, divert management from their primary responsibilities, increase our expenses and subject us to increased regulatory requirements. Risks we face in connection with acquisitions include:

●	incurrence of charges or assumption of debt or other liabilities that could result in adverse tax consequences that negatively affect our operating results;
●	difficulties or unforeseen expenditures while integrating the business, products, and personnel of the acquired company;
●	failure to realize anticipated synergies;
●	disruption to our ongoing business through the diversion of resources or increased expenses;
●	diversion of our management’s attentions from ongoing business operations;
●	reduced cash liquidity in the business; and
●	the dilution of then-existing stockholders and reduced earnings per share as a result of any issuance of equity securities.

In addition to the above risks, we may not successfully integrate and manage businesses that we acquire or fully achieve anticipated cost savings and synergies from acquisitions in the timeframe we anticipate or at all and projections of the anticipated benefits of any acquisition can be negatively affected by intervening events beyond our control. Projected growth opportunities could also require a greater-than-anticipated amount of trade and promotional spending. There can be no assurance that we will successfully or efficiently integrate any businesses that we may acquire in the future, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

If we continue to grow rapidly, we may not be able to effectively manage the growth and increased complexity of our business and, as a result, our business, financial condition and operating results could suffer.

Our rapid growth has placed, and may continue to place, significant demands on our organizational, administrative and operational infrastructure, including manufacturing operations, supply chain, quality control, regulatory support, customer service, sales force management and general and financial administration. Further, we have a limited history of operating our legacy business and the acquired S&D business as a combined company. As we continue to grow and potentially acquire other businesses, we will need to continue building our operational, financial and management controls as well as our reporting systems and procedures. Managing our planned growth effectively may require us to:

●	enhance our facilities and purchase additional equipment at our facilities;
●	upgrade or enhance our information technology systems;
●	expand our inventory and packaging throughput; and
●	successfully hire, train and motivate additional employees.

If our operations continue to grow rapidly, we may experience challenges in obtaining sufficient raw materials and manufacturing capacity to produce the products we sell, along with delays in production and shipments. We could also be required to continue to expand our sales and marketing, product development, and distribution capabilities or further expand our workforce. Any such expansion could strain our resources, expose us to new legal risks in new jurisdictions, and cause operating difficulties. If we are unable to manage our growth and increased complexity effectively, we may be unable to execute our business plan, which could lead to a material adverse effect on our business, financial condition and operating results.

Fluctuations in our operating results adversely affect our financial condition and cash flow, and may make it difficult to project future results and meet the earnings expectations of securities analysts or investors.

Our rapid growth makes it difficult for us to forecast our future operating results, which have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are beyond our control. In addition to the other risks described herein, such factors include changes in accounting principles, fluctuations in the selling prices of our products, research reports and changes in financial estimates by analysts about us, our competitors or our industry, strategic decisions by us or our competitors, such as acquisitions, capital investments or changes in business strategy, the depth and liquidity of the market for Common Shares, activism by any large stockholder or group of stockholders, speculation by the investment community regarding our business, actual or anticipated growth rates relative to our competitors, terrorist acts, natural disasters, pandemics (including COVID-19), perceptions of the investment opportunity associated with Common Shares relative to other investment alternatives, competition, changes in consumer preferences and market trends (including, for example, an acceleration in any shift from hot coffee to cold brews and extracts), seasonality, our ability to retain and attract customers, our ability to manage inventory and fulfillment operations and maintain gross margin. The effects of any of these and other factors could, either individually or in the aggregate, negatively impact our operating results and cause the market price of Common Shares to decline.

Disruption in operations at any of our production and distribution facilities could affect our ability to manufacture or distribute products and could adversely affect our business and sales.

Our sales and distribution network requires a large investment to maintain and operate, and we rely on a limited number of production and distribution facilities. Our production capacity is currently concentrated in our Concord, North Carolina, North Little Rock, Arkansas, Richmond, California and Johor Bahru, Malaysia facilities, and will soon be supplemented by our planned production expansion at our new Conway, Arkansas facility. If we were to experience a prolonged disruption in the operation of these facilities due to damage from fire, natural disaster, power loss, labor shortages, or a failure of production equipment or information technology systems supporting our production processes, we may not have sufficient capacity at our other facilities to meet our customers’ demands. If demand increases more than we forecast, we will need to either expand our capabilities internally or acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant time to start production, which would have an adverse impact on our financial condition, results of operations and cash flows.

We also rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers. Labor disputes or disruptions at ports, our common carriers, or our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or canceled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition. In addition, we rely upon independent freight carriers for product shipments from our distribution centers to our customers. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive products from suppliers or deliver products to customers in a timely and cost-effective manner.

In addition, we use a significant amount of electricity, gasoline, diesel and oil, natural gas and other energy sources to operate our production and distribution facilities. An increase in the price, disruption of supply or shortage of fuel and other energy sources that may be caused by increased demand or by events such as climate change, natural disasters, power outages, cyberattacks or the like, could lead to higher electricity, transportation and other commodity costs, which could negatively impact our profitability, financial condition or results of operations.

We may not complete the construction of our new production facility in Conway, Arkansas in time or at all and may incur additional expenses in the process, which could hamper our ability to satisfy demand and meet revenue targets.

In 2021, we purchased a 524,000 square foot manufacturing facility in Conway, Arkansas with the intent to build out the capacity and capabilities needed to meet our customer demand. Construction on the facility began in late 2022 and we are in active discussions with prospective customers related to price, terms, volume and commitments. If the completion of this facility is delayed or otherwise not completed, or if we incur additional expenses in the process of opening this facility, it might hamper our ability to satisfy customer demand and meet revenue targets, which could cause our profitability to suffer.

Future litigation or disputes could lead us to incur significant liabilities or harm our reputation.

We have in the past and/or may in the future become subject to legal proceedings, disputes, claims, investigations, regulatory proceedings, or similar actions that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial matters, or employment claims brought by our employees. Further, state or federal regulators could make inquiries and/or conduct investigations with respect to one or more of our products.

We may become a defendant in class action litigation, including litigation regarding employment practices, product labeling, public statements and disclosures under securities laws, antitrust, advertising, consumer protection and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts that are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We will establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We will base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates.

Even if any such litigation or claims lack merit, the process of defending against these claims may result in substantial costs to the business and divert management’s attention and resources, which can harm our business, operating results and financial condition. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our operating results.

Our failure to comply with applicable transfer pricing and similar regulations may harm our business and financial results.

In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. In the event that the audits or assessments are concluded adversely to our positions, we may be required to pay additional taxes, interest, and penalties and we may or may not be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. As a result, our operations may be negatively impacted, our effective tax rate may increase, and our cash flows may be materially adversely affected. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we will in fact be able to take advantage of any foreign tax credits in the future. We may not always be in compliance with all applicable tax laws, including transfer pricing laws, despite our efforts to be aware of and to comply with such laws. In such case, we may need to adjust our operating procedures and, as a result, our financial condition, results of operations, and cash flows could be materially adversely affected.

We are increasingly dependent on information technology and our ability to process data in order to operate and sell our products, and if we are unable to protect against software and hardware vulnerabilities, service interruptions, data corruption, cyber-based attacks, ransomware or security breaches, or if we fail to comply with our commitments and assurances regarding the privacy and security of such data, our operations could be disrupted, our ability to provide our products could be interrupted, our reputation may be harmed and we may be exposed to liability and loss of customers and business.

We rely on information technology networks and systems and data processing (some of which are managed by third-party service providers) to market, sell and deliver our products, to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal information, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, to process and fulfill orders, for legal and marketing purposes and to comply with regulatory, legal and tax requirements. These information technology networks and systems may be vulnerable to data security and privacy threats, cyber and otherwise. Moreover, the risk of unauthorized circumvention of our security measures or those of third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks and malware. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that data security breaches do not occur. If our information technology networks and systems or data processing suffer damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to our business, reputation and financial condition.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. Despite our efforts to protect our information technology networks, systems and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy or measures can address all possible security threats. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or usernames and/or passwords, or otherwise compromise the security of our applications, systems, networks, software and/or physical facilities. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as our products are more widely adopted, we continue to expand the features of existing products and introduce new products and we process, store, and transmit increasingly large amounts of personal and/or sensitive data.

An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, loss of confidence in our business, diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. Additionally, most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

We may not have adequate insurance coverage for handling security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney’s fees and other impacts that arise out of incidents or breaches. The successful assertion of one or more large security incident or breach-related claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Moreover, our privacy risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of personal and/or sensitive data. In addition, our cybersecurity risk could be increased as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia. We utilize a third-party monitoring service that constantly surveils for developing threats as part of our normal security programs, including with respect to any new cybersecurity threats that may be presented by the unfolding conflict between Russia and Ukraine.

The unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business could expose us to reputational damage and operational risk, negatively affect our business and expose us to potential liability.

The protection of our customer, supplier, employee, and business data and confidential information is critical. We are subject to new and changing privacy and information security laws and standards that may require significant investments in technology and new operational processes. The use of electronic payment methods and collection of other personal information exposes us to increased risk of privacy and/or security breaches. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmitting, and storing personal information from individuals, including our customers, suppliers and employees, and our security measures may not effectively prohibit others from obtaining improper access to such information. We also rely on third-party, cloud-based technologies, which results in third-party access and storage of business data and confidential information. Employees or third parties with whom we do business or to whom we outsource certain information technology or administrative services may attempt to circumvent security measures in order to misappropriate such information and may purposefully or inadvertently cause a breach involving such information. If we experience a data security breach of any kind or fail to respond appropriately to such incidents, we may experience a loss of or damage to critical data, suffer financial or reputational damage or penalties, or face exposure to negative publicity, government investigations and proceedings, private consumer or securities litigation, liability or costly response measures. In addition, our reputation within the business community and with our customers and suppliers may be affected, which could result in our customers and suppliers ceasing to do business with us, which could adversely affect our business and results of operations.

We may become subject to intellectual property disputes or be forced to defend our intellectual property rights, which can be costly and may subject us to significant liability and increase our costs of doing business.

Third parties may be able to successfully challenge, oppose, invalidate, render unenforceable, dilute, misappropriate or circumvent our trade secrets, trademarks, copyrights and other intellectual property rights. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation or violation.

Actions we may take to enforce or defend our intellectual property rights may be expensive and divert management’s attention away from the ordinary operation of our business, and our inability to secure and protect our intellectual property rights could materially and adversely affect our brand and business, operating results, financial condition and prospects. Furthermore, such actions, even if successful, may not result in an adequate remedy or protection. In addition, many companies have the capability to dedicate greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If a third party is able to obtain an injunction preventing us from selling allegedly infringing products or services, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our products or services or cease business activities related to such intellectual property.

We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Such claims could subject us to significant liability for damages and could result in our having to stop selling a product or service found to be in violation of a third party’s rights. Further, we might be required to seek a license for third-party intellectual property, which may not be available on reasonable royalty or other terms. Alternatively, we could be required to develop an alternative non-infringing product or service, which could require significant effort and expense. If we cannot license or develop an acceptable alternative for any infringing aspect of our business, we would be forced to limit our products or services, which could affect our ability to compete effectively. Any of these results would harm our business, operating results, financial condition and prospects.

Our future levels of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.

As of December 31, 2022, we had outstanding total indebtedness of $216.9 million and $175.0 million of undrawn borrowings available under our Revolving Credit Facility (other than $2.6 million of standby letters of credit outstanding). As of the date of this Annual Report on Form 10-K, no borrowings have been made under the Delayed Draw Term Loan Facility.

Any subsequent additions to our indebtedness could impact our financial flexibility due to increased cash flows required to make required interest and principal payments. Greater demands on our funds may limit our ability to invest in our growth, including inhibiting our ability to meet working capital requirements, make capital expenditures or fund acquisitions. Increased indebtedness may also limit our ability to adjust to rapidly changing market conditions, making us more vulnerable to general adverse industry and economic conditions, which could create a competitive disadvantage relative to our competitors.

In addition, outstanding indebtedness under the Credit Agreement bears interest at a variable rate, making us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we will have to pay additional interest on this indebtedness, which would reduce cash available for our other business needs.

Failure to make payments or comply with covenants under our applicable debt instruments could result in an event of default. If an event of default occurs and the lender accelerates the amounts due, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets.

The Credit Agreement contains covenants that may restrict our ability to operate our business.

The Credit Agreement contains various affirmative and negative covenants that may, subject to specified significant exceptions, restrict our ability, including specified material subsidiaries, to incur debt and our ability, including specified material subsidiaries, to, among other things, have liens on our property, merge or consolidate with any other person or sell or convey assets above a specified minimum threshold to any one person, and engage in sale-and-leaseback transactions depending on the characterization of the proceeds. Our ability, including specified material subsidiaries, to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.

If the financial institutions that are lenders under the Credit Agreement fail to extend credit under the facility, our liquidity and results of operations may be adversely affected.

Each financial institution that is or becomes a lender under the Credit Agreement will be responsible on a several but not joint basis for providing a portion of the loans to be made under the facility. If any participant or group of participants with a significant portion of the commitments under the Credit Facility fails to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected.

Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results, financial condition and prospects may suffer.

Operating and growing our business is expected to require further investments in our capabilities and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. If our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we are unable to obtain other sources of liquidity. If we seek to raise funds through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our then-existing stockholders or higher levels of leverage. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives, to grow both organically and through acquisitions, and to respond to business opportunities, challenges or unforeseen circumstances, could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.

Exercise of redemption rights by the holders of our Series A Preferred Shares may adversely affect the cash that we have available for other purposes and our ability to execute our business strategy.

After February 26, 2028 (i.e. the five-and-half year anniversary of the Closing), any holder of Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,587,952 Series A Preferred Shares remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $271.3 million. If Westrock was required by the holders to redeem a significant number of Series A Preferred Shares, Westrock may not have enough cash available (including through draws on its credit facility) for other purposes such as servicing its debt, paying dividends on the Common Shares, repurchases of Common Shares, financing acquisitions or other expansions, paying employee incentives and executing its business strategy. An outflow of a significant amount of cash from Westrock as a result of redemptions of the Series A Preferred Shares may cause a deterioration in the financial condition of Westrock and our ability to pay our other obligations and/or execute our business strategy. The impact of such redemptions on Westrock will depend, among other things, on the financial condition of Westrock at the time of such redemptions, including the amount of available cash on hand and ability to draw on Westrock’s credit facilities or obtain other sources of financing, the business strategies and objectives of Westrock at that time and the magnitude of such redemptions. Additionally, we may reserve cash, refrain from pursuing other business objectives and/or direct cash away from other business objectives to ensure that we have sufficient available cash to satisfy holder redemptions and this may adversely affect our business, financial condition and ability to execute our business strategy.

A change in the assumptions used to value our goodwill or other intangible assets, or the impairment of our goodwill or intangible assets, could negatively impact our financial condition and operating results.

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry, or economic trends, and/or any changes in key assumptions regarding our fair value. At December 31, 2022, we had $114.0 million of goodwill on our Consolidated Balance Sheet. Any further deterioration in our business related to the COVID-19 pandemic, rising costs due to persistent inflationary impacts, continued increases in interest rates, or other market, industry, or operational trends, could result in further impairment of our goodwill, which would negatively impact our financial conditions and results of operations.

Our insurance and reserves may be insufficient to cover future claims and liabilities.

The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors’ and officers’ liability, life, employee medical, dental and vision, and automobile risks present a large potential liability. While we accrue for this liability based on historical claims experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient, and the accruals may need to be adjusted accordingly in future periods. A successful claim against us that is not covered by insurance or is in excess of our reserves or available insurance limits could negatively affect our business, financial condition and results of operations.

We maintain finished goods product coverage in amounts we believe to be adequate. However, we cannot assure stockholders that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. A product liability judgment against us or a product recall or the damage to our reputation resulting therefrom could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Exposure to additional income tax liabilities could negatively affect our future profitability.

We are subject to income taxes in the United States and in various jurisdictions outside the United States. Our effective tax rate and profitability could be subject to volatility or adversely affected by a number of factors, including:

●	changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect;
●	changes in accounting and tax standards or practice;
●	changes in the mix of earnings and losses in various jurisdictions with differing tax rates;
●	changes in the valuation of deferred tax assets and liabilities; and
●	our operating results before taxes.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state and local and non-U.S. taxing authorities. Outcomes from these audits could have a material and adverse effect on our operating results, financial condition and prospects.

Changes in tax laws may adversely affect us, and the IRS, other tax authorities, or a court may disagree with our tax positions, which may result in adverse effects on our financial condition or the value of our Common Shares.

Our tax position could be impacted by changes in U.S. federal, state and local and non-U.S. tax laws and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. Any of the foregoing changes may have a material adverse impact on our results of operations, cash flows, and financial condition.

There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. The likelihood of such changes being enacted or implemented is unclear. Any of these developments or changes in federal, state and local and non-U.S. tax laws could adversely affect our effective tax rate and our operating results. In addition, the administrative interpretations, decisions, policies and positions of the IRS and various other taxing authorities with respect to current and future tax laws may be subject to significant change and such guidance could ultimately increase or lessen the impact of such tax laws on our business and financial condition. In the absence of such guidance, we will take positions with respect to a number of unsettled issues. There is no assurance that the IRS, any other tax authorities, or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.

Westrock has identified material weaknesses in its internal control over financial reporting, which may result in material misstatements of Westrock’s consolidated financial statements or cause Westrock to fail to meet its periodic reporting obligations.

As further described in Item 9A of this Annual Report on Form 10-K, Westrock has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As a result, management has concluded that, because of these material weaknesses, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. As further discussed in Item 9A of this Annual Report on Form 10-K, Westrock has taken and is taking certain measures to remediate the material weaknesses.

Notwithstanding these measures or efforts, there is no assurance that any remediation efforts will ultimately have the intended effects. Additionally, these remediation measures will be time consuming, will result in Westrock incurring significant costs, and will place significant demands on our financial and operational resources.

If we fail to complete the remediation of these material weaknesses, or after having remediated such material weakness, thereafter fail to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Continued or future failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will not conclude in the future that the existing material weaknesses continue to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.

Westrock may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of Westrock’s consolidated financial statements. As a result, investors may lose confidence in the accuracy of our financial reports, which would harm our business and the trading price of our Common Shares.

To comply with the requirements of being a public company, Westrock has undertaken various actions, and will take additional actions, such as remediating the material weaknesses described above, implementing additional internal controls and procedures and hiring internal audit staff or consultants. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating internal controls over financial reporting, Westrock may identify additional material weaknesses that it may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If Westrock identifies any additional material weaknesses in its internal control over financial reporting or is unable to remediate the material weakness described above or comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or if Westrock’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting once it is no longer an emerging growth company, or if Westrock is unable to conclude in our quarterly and annual reports that our disclosure controls and procedures are effective, investors may lose confidence in the accuracy and completeness of Westrock’s financial reports and the market price of our Common Shares could be negatively affected, and Westrock could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if Westrock fails to remediate any material weakness, including the material weakness described above, our financial statements could be inaccurate and Westrock could face restricted access to capital markets.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect Westrock’s business, investments and results of operations.

Westrock is subject to laws and regulations enacted by national, regional and local governments. In particular, it is required to comply with SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on Westrock’s business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on Westrock’s business and results of operations.

The accuracy of Westrock’s financial statements and related disclosures could be adversely affected if the judgments, assumptions or estimates used in Westrock’s critical accounting policies are inaccurate.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in Westrock’s consolidated financial statements and related notes. Westrock’s critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, describe those significant accounting policies and methods used in the preparation of Westrock’s consolidated financial statements that Westrock considers “critical” because they require judgments, assumptions and estimates that materially affect Westrock’s consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in Westrock’s critical accounting policies, those events or assumptions could have a material impact on Westrock’s consolidated financial statements and related disclosures.

In addition, changes in accounting interpretations or assumptions could impact Westrock’s financial statements and Westrock’s ability to timely prepare Westrock’s financial statements. Westrock’s inability to timely prepare Westrock’s financial statements in the future could materially and adversely affect Westrock’s share price.

Westrock’s board of directors and management have significant control over Westrock’s business.

As of December 31, 2022, Westrock’s directors and executive officers beneficially own, directly or indirectly, in the aggregate, approximately 41,573,543 shares of Common Shares, representing an aggregate of approximately 42.0% of the combined voting power of Westrock’s outstanding capital stock (excluding any Warrants, options or other securities exercisable for Common Shares). As a result, in addition to their day-to-day management roles, Westrock’s executive officers and directors are able to exercise significant influence on Westrock’s business as stockholders, including influence over election of members of the board of directors and the authorization of other corporate actions requiring stockholder approval.

Certain provisions in Westrock’s certificate of incorporation and bylaws, the Investor Rights Agreement and of Delaware law may prevent or delay attempts to acquire a controlling interest in Westrock, which could decrease the trading price of Common Shares.

Westrock’s certificate of incorporation and bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others, those establishing:

●	the division of our board of directors until the 2028 meeting of our stockholders into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time-consuming and difficult;
●	the inability of our stockholders to call a special meeting;
●	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
●	the right of our board of directors to issue preferred stock without stockholder approval;
●	the inability of stockholders to remove directors without cause until the class to which such directors belong is declassified;
●	the ability of our directors, not our stockholders, to fill vacancies on the board of directors; and
●	certain terms of the Series A Preferred Shares, including the (i) rights of the holders of the Series A Preferred Shares to vote as a separate class with respect to certain matters, including amendments to the certificate of incorporation and bylaws of Westrock that would adversely affect the rights, preferences, privileges, voting power or special rights of the Series A Preferred Shares and, for so long as the BBH Investors own at least sixty percent (60%) of the Series A Preferred Shares that they owned as of August 26, 2022, any Fundamental Change in which the holders of Series A Preferred Shares would receive less than $18.50 per share (subject to customary adjustments), and (ii) the rights of the Preferred Shares in a Fundamental Change to receive at least a specified amount.

On April 4, 2022, Westrock entered into the Investor Rights Agreement with (i) Westrock Group, LLC, The Stephens Group, LLC, Sowell Westrock, L.P. and any affiliate of Joe T. Ford, Scott T. Ford, Witt Stephens, Jim Sowell or their respective families that becomes an owner of any shares of Westrock’s common stock from another WCC Investor and becomes a party to the Investor Rights Agreement, so long as such person remains an affiliate of Joe T. Ford, Scott T. Ford, Witt Stephens, Jim Sowell or their families (the “WCC Investors”) (ii) BBH Capital Partners V, L.P., BBH Capital Partners V-A, L.P., BBH CPV WCC Co-Investment LLC, and any controlled affiliate of Brown Brothers Harriman & Co. (the “BBH Investors”) that becomes an owner of any shares of Westrock’s common stock or the Series A Convertible Preferred Stock from another BBH Investor and becomes a party to the Investor Rights Agreement, so long as such person remains a controlled affiliate of Brown Brothers Harriman & Co. and (iii) Riverview Sponsor Partners, LLC (“Riverview Sponsor”), which also contains certain provisions that may prevent or delay attempts to acquire a controlling interest in Westrock. These include the following provisions:

●	The board of directors is required to consist of ten directors and each of the WCC Investors, the BBH Investors and Riverview Sponsor are entitled to nominate for inclusion in Westrock’s slate of individuals for election to the board of directors two directors if they (or, in the case of Riverview Sponsor, a specified reference group) own at least 10% of the outstanding stock of Westrock and one director if they (or, in the case of Riverview Sponsor, a specified reference group) own at least 5% but less 10% of the outstanding stock of Westrock.
●	Any increase or decrease of the size of the Westrock board of directors above or below ten directors requires the consent of each of the WCC Investors, the BBH Investors and Riverview Sponsor, so long as they have the right to designate at least one director.
●	If an Escalation Event is ongoing during the period during which the BBH Investors have the right to designate at least one director pursuant to the Investor Rights Agreement, Westrock may not take specified actions, that would require lender consent under the Credit Facility, without the consent of the BBH Investors.

In addition, because Westrock does not elect to be exempt from Section 203 of the DGCL, this provision could also delay or prevent a change of control that you may favor. Section 203 of the DGCL provides that, subject to limited exceptions, a person that acquires, or is affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) must not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.

Westrock is an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make the Common Shares less attractive to investors.

Westrock is an “emerging growth company,” as defined in the JOBS Act. Westrock could continue to be considered an emerging growth company for up to five years, although Westrock would lose that status sooner if Westrock’s gross revenues exceed $1.235 billion, if it issues more than $1 billion in nonconvertible debt in a three-year period, or if the fair value of Common Shares held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter (and Westrock has been a public company for at least 12 months and has filed one annual report on Form 10-K). For as long as Westrock continues to be an emerging growth company, Westrock may take advantage of exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in Westrock’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. It is unclear whether investors will find Common Shares less attractive because Westrock may rely on these exemptions. If some investors find Common Shares less attractive as a result, there may be a less active trading market for Common Shares, and Westrock’s stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Westrock has elected to avail itself of this exemption from new or revised accounting standards and, therefore, while Westrock is an emerging growth company, Westrock will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result, Westrock’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates, and Westrock will incur additional costs in connection with complying with the accounting standards applicable to public companies at such time or times as they become applicable to Westrock.

Any proceeds that we may receive from the exercise of the Warrants is highly dependent on the price of our Common Shares.

As of December 31, 2022, we have 19,372,916 outstanding warrants to purchase our Common Shares (the “Warrants”), which expire on the earliest to occur of August 26, 2027 (i.e. the five year anniversary of the Closing), redemption or liquidation. The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Shares and the spread between the exercise price of the Warrant and the price of our Common Shares at the time of exercise. For example, to the extent that the price of our Common Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the price of our Common Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. As of December 30, 2022 (the last trading day of 2022), the closing price of our Common Shares was $13.36 per share, which is greater than the Warrant exercise price of $11.50. Even if our Warrants are in the money, there can be no assurance that Warrant holders will exercise their Warrants prior to their expiration.

Our Warrants that are listed on the NASDAQ (the “Public Warrants”), under certain conditions as described in their warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or exercised on a cashless basis. Our Warrants that are not listed on the NASDAQ (the “Private Placement Warrants”) are not redeemable so long as they are held by Riverview Sponsor or its permitted transferees (except as otherwise set forth herein). As such, it is possible that we may never generate any or only very limited cash proceeds from the exercise of our Warrants.

Risks Related to Our Industry

Increases in the cost of green coffee may not be able to be passed through to customers, which could adversely impact our gross margins and profitability.

Our primary raw material green coffee is an exchange-traded agricultural commodity that is subject to price fluctuations, depending on a variety of factors, including outside speculative influences such as indexed and algorithmic commodity funds, climate patterns in coffee-producing countries, economic and political conditions affecting coffee-producing countries such as unrest and armed conflict, foreign currency fluctuations, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, acts of terrorism, pandemics or other disease outbreaks (including the COVID-19 pandemic), government actions and trade barriers or tariffs, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by otherwise limiting coffee supplies. Additionally, specialty green coffees tend to trade on a negotiated basis at a premium above the “C” market price. Such premium, depending on the supply and demand at the time of purchase, may be significant.

Depending on contractual limitations, we may be unable to pass these costs on to our customers by increasing the price of products. If we are unable to increase prices sufficiently to offset increased input costs, or if our sales volume decreases as a result of price increases, our operating results and financial condition may be adversely affected. Additionally, if we are unable to purchase sufficient quantities of green coffee due to any of the factors described herein or a worldwide or regional shortage, we may not be able to fulfill the demand for our products, which could have an adverse impact on our business and financial results.

We have historically utilized, and expect to continue to utilize, various types of derivative instruments, including forward contracts, futures contracts, and option contracts to hedge our exposure to the commodities price variability of green coffee. Our hedging strategy is an important part of our business model as it allows us to fix raw materials costs for inventory needed to grow our business, while minimizing the margin volatility associated with fluctuations in the prices of green coffee. As part of that strategy, we track the spread between sales price and material costs as a means of determining the efficiency of our pricing strategy. While our derivatives strategy may mitigate the impacts of volatile green coffee prices, no strategy can eliminate all pricing risks, and we generally remain exposed to supply risk in the event of nonperformance by the counterparties in any one of our physical contracts. Failure to properly execute an effective hedging strategy with respect to the price of green coffee may materially adversely affect our business and operating results.

Recently, there has been heightened volatility in the “C” market price that has driven prices, at times, to five-year highs. This volatility has been driven by uncertainty over several factors, including the impact of weather patterns in coffee producing regions, global supply chain constraints and shipping shortages, and speculative trading. Specifically, severe frosts and drought in Brazil threaten to negatively impact crop yields for multiple harvests, which could reduce supply and increase costs. As noted above, while these derivative instruments allow us to hedge the “C” market price volatility for a portion of our green coffee supply, our hedging strategy cannot completely mitigate our exposure to the “C” market price risk.

Fluctuations in other commodity prices and in the availability of certain of our ingredients and packaging materials could negatively affect our margins and profitability.

In addition to green coffee, our other commodity inputs are also exposed to the risk of cost fluctuations. These inputs include tea, spices, and the materials used in our packaging, such as carton board and plastic. Although these commodities are available from a number of sources, we have very little control over the factors that can influence the prices we pay, including economic and political conditions, foreign currency fluctuations, transportation and storage costs, export restrictions, weather conditions and global climate patterns, and natural disasters (including floods, droughts, frosts, earthquakes and hurricanes). Changes in the prices we pay may take place on a monthly, quarterly or annual basis depending on the product and supplier. We do not purchase any derivative instruments to hedge cost fluctuations in these other commodities like we do with respect to green coffee, but we may do so in the future. As a result, to the extent we are unable to pass along such costs through price increases, our margins and profitability will decrease. High and volatile commodity prices can also place more pressures on short-term working capital funding. Additionally, if as a result of these factors, we are unable to obtain these commodities, we may not be able to fulfill the demand for our products, which could have an adverse impact on our business and financial results.

We are subject to risks associated with operating a coffee trading business and a coffee exporting business, including those associated with the availability and prices of green coffee.

Falcon, our coffee trading business headquartered in the United Kingdom, operates as a separate subsidiary, and we maintain a coffee exporting business in Peru. RTC, our coffee exporting business headquartered in Rwanda, is also operated as a separate subsidiary. As a purchaser and reseller of coffee, Falcon engages in commodity hedging and is reliant on third-party logistics suppliers to fulfill its commitments. Disruptions in Falcon’s supply chain could result in the failure to deliver on commitments, which could adversely impact Falcon’s business, cash flows and financial performance. Both RTC and Falcon rely on third party financing sources to purchase coffee for resale, and in each case, the failure to maintain an adequate source of working capital would have a material adverse impact on their respective businesses, cash flows and financial performance. The availability and prices of green coffee are subject to wide fluctuations, including impacts from factors outside of our control such as changes in weather conditions, climate change, rising sea levels, crop disease, plantings, government programs and policies, competition, and changes in global demand. These price fluctuations can adversely affect the business of each of Falcon and RTC.

We are exposed to risks associated with the interruption of supply and increased costs as a result of our reliance on third-party transportation carriers for shipment of our products.

Our ability to maintain our high-quality coffee product offering depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. To date, notwithstanding the current supply chain disruptions which we believe have contributed to increased costs, deliveries have been consistent and not a source of material disruption to our business. However, shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, coffee bean contamination, inclement weather or other conditions could adversely affect the availability and quality of our ingredients in the future, which could harm our business, financial condition or results of operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are materially disrupted for any reason, our business, financial condition or results of operations could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause coffee shortages, which could cause a customer to purchase less of our coffee products. If that were to happen, affected customers could experience significant reductions in sales during the shortage or thereafter, if coffee drinkers change their preferences as a result. This reduction in sales could materially adversely affect our business, financial condition or results of operations.

In addition, our approach to competing in the beverage industry depends in large part on our continued ability to provide coffee products that are sustainably sourced. As we increase our use of these ingredients, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. We could face difficulties to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis.

The industry for coffee and liquid extract consumables is highly competitive, resulting in a high degree of competitive pressure on our products. Our inability to maintain or grow market share through continued differentiation of our products and competitive pricing could adversely affect our financial condition, operating results and cash flow.

Our industry is highly competitive, including with respect to price, product quality and sourcing techniques, and competition could become increasingly intense due to the relatively low barriers to entry and industry consolidation. We face competition from many sources that vary in size and sophistication, including institutional foodservice divisions of multinational manufacturers of retail products, wholesale foodservice distributors, regional and national coffee roasters, specialty coffee suppliers, and retail brand beverage manufacturers, many of which have greater financial and other resources than we do and may have lower fixed costs and/or are substantially less leveraged than our company.

Competitive pressures can, among other things, restrict our ability to increase prices and maintain price increases in response to commodity and other cost increases. Our inability to effectively assess, timely adapt and properly set pricing may negatively affect our ability to achieve the objectives of such price increases.

We consider our roasting and blending methods essential to the flavor and richness of our coffees. Because our roasting methods cannot be patented, we would be unable to prevent competitors from copying these methods if such methods became known. In addition, competitors may be able to develop roasting or blending methods that are more advanced than our production methods, which may also harm our competitive position.

Increased competition in coffee or other beverage channels may adversely affect sales of our products. If we do not succeed in differentiating ourselves through our product offerings or if we are not effective in setting proper pricing, then our competitive position may be weakened, we could fail to retain our existing customer base, and our sales and profitability may decline. Our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain, could result in increased costs and adversely affect our business.

Our business depends on our relations with key suppliers to maintain a steady supply of green coffee and tea. If any of these supply relationships deteriorate or we are unable to renegotiate contracts with suppliers (with similar or more favorable terms) or find alternative sources for supply, we may be unable to procure a sufficient quantity of high-quality coffee beans, tea and other raw materials at prices acceptable to us or at all which could negatively affect our results of operations. Further, nonperformance by suppliers could expose us to supply risk under coffee purchase commitments for delivery in the future. Additionally, supply is affected by many factors in the coffee-growing countries including weather, pest damage, economic conditions, acts of terrorism, as well as efforts by coffee growers to expand or form cartels or associations. Our operations are also exposed to the political and social environment of the emerging and less developed markets from which we source coffee beans, including Africa, Indonesia, and Central and South America. These regions have the potential for civil and political unrest, and such instability could affect our ability to purchase coffee from those regions. If green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales. Any material interruption in our supply chain, such as material interruption of roasted coffee supply due to the casualty loss at any of our roasting plants or suppliers, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, natural disasters or political disputes and military conflicts that cause a material disruption in our supply chain could have a negative impact on our business and our profitability. Product shortages could result in disruptions in our ability to deliver products to our customers, a deterioration of our relationship with our customers, decreased revenues or an inability to expand our business.

Quality control problems or food safety issues could adversely affect our sales and brand reputation, lead to product recalls or result in product liability claims.

Selling products for human consumption involves inherent legal risks. Our success depends on our ability to provide customers with high-quality products and service. Although we take measures to ensure that we sell only fresh products, we have no control over our products once they are purchased by our customers. Additionally, clean water is critical to the preparation of coffee, tea and other beverages, and we have no ability to ensure that our customers use a clean water supply to prepare these beverages. Instances or reports of food safety issues involving our products, whether or not accurate, such as unclean water supply, food or beverage-borne illnesses, tampering, contamination, mislabeling, or other food or beverage safety issues, including due to the failure of our third-party co-packers to maintain the quality of our products and to comply with our product specifications, could damage the value of our brands, negatively impact sales of our products, and potentially lead to product recalls, production interruptions, product liability claims, litigation or damages. A significant product liability claim against us, whether or not successful, or a widespread product recall, may reduce our sales and harm our business.

Climate change, severe weather patterns, and water scarcity could have a material adverse effect on our business and results of operations.

Increasing concentrations of carbon dioxide and other greenhouse gases in the atmosphere will continue to have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather events and natural disasters. Coffee growing countries have been dramatically affected by these climate changes. The rainy and dry seasons are becoming unpredictable in their start and length, which is affecting the development of coffee cherries. These weather pattern changes, by reducing agricultural productivity in certain regions, may reduce the supply and quality of important agricultural ingredients for our products and drive up their costs, and this could have a material adverse effect on our business, financial condition, or results of operations. Water is used throughout the production of coffee from growing at the farm, cooling the beans after roasting, and brewing products for consumption. Scarcity of water sources in our supply chain could also constrain our supply and increase costs. In addition to these impacts, more frequently occurring or longer-duration extreme weather events or increased severity of such conditions could disrupt our supply chain, damage our production capabilities and reduce demand for our products. As a result, the changing global climate could adversely affect our long-term performance.

Our business may fluctuate as a result of seasonality.

The coffee and tea market is subject to some seasonal variations. Sales of hot coffee products are typically higher during the winter months compared to the summer months. Most of our customers define “coffee season” as mid-September through April. Our quarterly operating results may fluctuate as a result of these seasonal trends. If we are unable to adjust our production to these seasonal variations, we may not be able to fulfill demand for our products or we may overproduce our products, either of which could adversely affect our performance.

Risks Related to General Economic Conditions

A resurgence of the novel coronavirus, or COVID-19, and emergence of new variants of the virus could materially adversely affect our financial condition and results of operations.

In fiscal years 2020 and 2021, the COVID-19 pandemic had a material impact on our financial condition and results of operations. The measures taken around the country to contain the spread of the virus adversely affected our business and those of our customers. The outbreak led to the implementation of restrictive measures by federal, state and local government authorities in an effort to contain COVID-19. These measures included travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns and constrained our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. While almost all of these restrictions have been eased, the emergence of new variants or sub-variants of COVID-19 (some of which may be more transmissible or more lethal) may result in the reinstitution of certain of the restrictions and increased economic uncertainty, which could have a material adverse effect on our financial condition and results of operations.

Our revenue and profits depend on the level of customer spending for discretionary items, which is sensitive to general economic conditions and other factors.

Our products are discretionary items for end-use customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where our products are sold to end-use customers. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items. As global economic conditions continue to be volatile, and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our products, decreased prices, increased costs to make sales, and harm to our business and results of operations.

Our business and the businesses of our suppliers are subject to macroeconomic conditions that, in the event of deterioration, could adversely affect our financial condition, operating results and cash flow.

Global economic forces and conditions beyond our control affect our business both directly and indirectly through the business of our suppliers. We depend on developing and maintaining close relationships with our suppliers to sell us quality products on favorable terms. These relationships can be harmed by macro-economic factors beyond our control, including a general decline in the economy and economic conditions, the ongoing war between Russia and Ukraine, and inflation in the costs for goods and services. These events could negatively influence our suppliers, making it more difficult for them to meet their delivery and product-quality obligations to us.

The Westrock board of directors is responsible for overseeing the risks to Westrock related to the ongoing conflict between Russia and Ukraine. The Westrock board of directors has been routinely evaluating with Westrock’s management and its financial advisors the possible impact of such conflict on Westrock, including increased risk of cybersecurity attacks, supply chain disruptions and commodity price increases. As Westrock does not have direct operations or material direct customers in Russia or Ukraine, the direct impact of the ongoing conflict on Westrock is likely to be limited. Nonetheless, global macro-economic effects of the conflict, such as higher interest rates and higher coffee commodity prices may increase our costs, which we may not be able to pass on to our customers.

These financial and operational difficulties faced by both us and our suppliers could also increase the cost of the products we purchase, the timing of settlement for our obligations to the suppliers, or our ability to source products from them. We might not be able to pass on our increased costs to our customers and, to the extent these difficulties impact the timing of settlement for our obligation to the supplier, we may have a decrease in our cash flow from operations and may have to use our various financing arrangements for short-term liquidity needs.

Supply chain disruptions and cost increases related to inflation are having, and could continue to have, an adverse effect on our business, operating results and financial condition.

In 2021 and 2022, we experienced inflationary cost increases in our underlying expenses, including commodity prices, interest rates, transportation costs and labor. We have also been impacted by global supply chain disruption, which has increased lead times, working capital needs and freight costs. While we have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, global supply chain disruption may deteriorate and inflationary pressures may increase further in 2023, which could adversely affect our business, financial condition, results of operations and cash flows.

In 2021 and 2022, the global supply chain disruptions increased lead times for obtaining raw materials coming from outside of the U.S. for use in our Beverage Solutions segment. Overall, we saw ocean freight voyage time increase by upwards of 15 days, with unexpected transshipment stops related to container delays. In addition, these disruptions led to an increase in ocean freight costs as well as over-the-road haulage domestically, that impacted both our Beverage Solutions and Sustainable Sourcing & Traceability segments. To mitigate these disruptions, we worked with vendors to increase the amount of on-hand inventory in U.S. warehouses from 3 weeks to 10 weeks of stock levels. In addition, we continued to purchase on a forward basis, sufficient volumes needed to compensate for ocean freight delays. At the beginning of 2021, we signed a 3-year agreement with our largest U.S. warehouse and over the road haulage vendor that allowed for a fuel surcharge in exchange for a dedicated fleet. While our inbound over-the-road freight rates increased in 2022 compared to 2021, due to fuel price increases, we have not experienced any lack of available trucking assets. We may not be able to pass all of the impact onto our customers, which will negatively impact our results.

Westrock attempts to mitigate the impacts of inflation and supply chain disruptions, wherever possible. Our mitigation strategies, including working with our warehouse and over the road haulage vendors, have provided us the necessary flexibility to respond to the risks, and have ensured that we have adequate access to raw materials to reliably provide our customers with the high-quality products they expect. In addition, where possible, we seek to recover inflation impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. At this time, it is too early to determine what impact these inflationary pressures and supply chain disruptions will have on our long-term growth strategies, as there is uncertainty in how long these risks may persist, and to what extent we will be successful in passing these increased costs to our customers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table summarizes the principal properties used by Westrock in connection with its roasting, manufacturing, and distribution operations, by segment as of December 31, 2022.

	Approximate Size
Location	in Square Feet	Purpose	Owned / Leased	Segment
Concord, NC (Main)	256,000	Roasting, Manufacturing, Distribution	Owned	Beverage Solutions
Concord, NC (West Winds)	49,000	Manufacturing	Owned	Beverage Solutions
Concord, NC (Commercial Park)	110,000	Manufacturing	Owned	Beverage Solutions
North Little Rock, AR (Gregory)	133,000	Distribution	Leased	Beverage Solutions
North Little Rock, AR (Collins)	86,000	Roasting, Manufacturing	Owned	Beverage Solutions
North Little Rock, AR (Boulevard)	29,000	Manufacturing	Leased	Beverage Solutions
Conway, AR	524,000	Manufacturing, Distribution(1)	Owned	Beverage Solutions
Richmond, CA	48,530	Manufacturing, Distribution	Leased	Beverage Solutions
Kigali, Rwanda	64,000	Manufacturing, Export	Owned	SS&T
Johor Bahru, Malaysia	92,000	Roasting, Manufacturing	Leased	Beverage Solutions

(1) - The Company is currently completing the build-out of this facility, which is expected to begin commercial production in 2024.

Management believes that the Company’s sites are adequate to support the business and that the properties have been well maintained.

Item 3. Legal Proceedings

A description of the legal proceedings can be found in Note 21, Commitments and Contingencies, to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K, and is incorporated into this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Westrock’s Common Shares and Public Warrants are listed on the Nasdaq Global Market under the symbols “WEST” and “WESTW”, respectively. As of December 31, 2022, there were 81 holders of record of our Common Shares and 2 holders of record of our Public Warrants, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Dividend Policy

We have not declared or paid any dividends on our Common Shares as of December 31, 2022. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Stock Performance Graph

The following graph shows the cumulative total shareholder returns for our Common Shares from August 29, 2022 through December 31, 2022, relative to the performance of the Nasdaq Composite Total Return (broad market comparison), the S&P 500 (broad market comparison) and the S&P Food and Beverage Select Industry Index (line of business comparison). The graph assumes $100 was invested in the Company’s Common Shares and each of the indices listed above on August 29, 2022 (and all dividends, if any, were reinvested).

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2022, there was no share repurchase activity made by or on behalf of the Company.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at December 31, 2022 and December 31, 2021 and our results of operations for each of the years in the three-year period ended December 31, 2022. The purpose of this management’s discussion and analysis of financial condition and results of operations is to focus on material information relevant to an assessment of our financial condition and results of operations that is not otherwise apparent from the consolidated financial statements and footnotes. This discussion should be read in conjunction with the disclosure regarding “Forward-Looking Information” in Part I, as well as the risks discussed under Part I, Item 1A Risk Factors, and our consolidated financial statements and notes thereto included under Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Overview

Westrock Coffee Company, a Delaware corporation (the “Company,” “Westrock,” “we,” “us,” or “our”), is a leading integrated coffee, tea, flavors, extracts, and ingredients solutions provider in the United States, providing coffee sourcing, supply chain management, product development, roasting, packaging, and distribution services to the retail, food service and restaurant, convenience store and travel center, noncommercial account, CPG, and hospitality industries around the world.

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

We operate our business in two segments: Beverage Solutions and Sustainable Sourcing & Traceability (“SS&T”).

Beverage Solutions: Through this segment, we combine our product innovation and customer insights to provide value-added beverage solutions, including coffee, tea, flavors, extracts, and ingredients. We provide products in a variety of packaging, including branded and private label coffee in bags, fractional packs, and single serve cups, as well as extract solutions to be used in products such as cold brew and ready-to-drink offerings. Currently, we serve customers in the United States, Europe, and Asia through the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG and hospitality industries.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the year ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(Thousands)	2022	2021	2020
Net loss	$(55,461)	$(21,308)	$(128,865)
Interest expense	35,497	32,549	25,229
Income tax expense (benefit)	111	(3,368)	(17,545)
Depreciation and amortization	24,210	25,501	23,838
EBITDA	4,357	33,374	(97,343)
Acquisition, restructuring and integration expense	13,169	8,835	22,355
Change in fair value of warrant liabilities	29,675	—	—
Management and consulting fees (S&D Coffee, Inc. acquisition)	3,868	6,382	5,317
Equity-based compensation	2,631	1,223	1,553
Impairment charges	—	—	82,083
Inventory write-offs	—	—	5,432
Mark-to-market adjustments	3,502	(3,585)	(217)
Loss (gain) on disposal of property, plant and equipment	935	243	7,750
Other	1,916	702	6,665	(1)
Adjusted EBITDA	$60,053	$47,174	$33,595

Beverage Solutions	53,951	41,468	28,802
Sustainable Sourcing & Traceability	6,102	5,706	4,793
Total of Reportable Segments	$60,053	$47,174	$33,595

(1) - $6.3 million relates to net unrealized gains, representing the effective portion of cash-flow hedges, that were recorded in accumulated other comprehensive income of S&D immediately prior to its acquisition by Westrock, which were to be reclassified into earnings over the next twelve months when inventory was sold. Although these unrealized gains were written-off in purchase accounting, the Company’s debt agreements explicitly allowed for the recognition of these gains in the Company’s determination of Adjusted EBITDA for covenant compliacnce calculations.

Significant Developments

Merger with Riverview Acquisition Corp.

On August 26, 2022, the Company completed the Transaction with Riverview (“Closing”). At Closing, the Company issued 12,868,151 shares of common stock of the Company (“Common Shares”) to public and class B shareholders of Riverview, receiving $49.8 million of the cash held in the trust account of Riverview, which is net of $17.1 million of Riverview transaction expenses offset against proceeds received by the Company at Closing. The 12,868,151 shares include 1,910,000 shares issued to PIPE investors who elected to satisfy their PIPE commitments through the purchase of Riverview Class A Shares on the public market, pursuant to the terms of their respective subscription agreements.

Substantially concurrently with the Closing, the Company received $205.9 million in cash proceeds (which amount excludes contribution to the Company of certain related party notes as described in Note 12 to our Consolidated Financial Statements) from common stock PIPE investments (the “PIPE Financing”), issued 20,590,000 Common Shares to the PIPE investors (which share amount excludes the conversion of the related party notes as described in Note 12 to our Consolidated Financial Statements), and entered into a credit agreement (the “Credit Agreement”) that includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million (the “Revolving Credit Facility”) and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million (the “Term Loan Facility”). Proceeds from the Transaction and the Term Loan Facility were used to pay off and terminate our then existing term loan and asset-based lending agreements, and to pay expenses related to the Transaction and the Credit Agreement.

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

Amendment to Credit Agreement

On February 14, 2023, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Amendment”) to its Credit Agreement, which establishes a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million, proceeds of which may be used to fund capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas, or for general corporate purposes.

The interest rates under the Delayed Draw Term Loan Facility are the same as the interest rates with respect to the initial term loans under the Term Loan Facility, and the commitment fees applying to the unused portion of the Delayed Draw Term Loan Facility are the same as the commitment fees with respect to the Revolving Credit Facility. Any delayed draw term loan funded under the Delayed Draw Term Loan Facility will mature on August 29, 2027. As of the date of this Annual Report on Form 10-K, no borrowings have been made under the Delayed Draw Term Loan Facility.

Acquisition of Bixby Roasting Co.

On February 28, 2023, the Company completed the acquisition of Bixby Roasting Co. (“Bixby”), a specialty-grade roaster that is a leader in the emerging influencer-led brand space. The acquisition allows Westrock to continue to expand its product marketing and development resources as it capitalizes on shifting consumer consumption trends. The acquisition includes Bixby’s roasting facility in Los Angeles, California. See Note 23 to our Consolidated Financial Statements for additional discussion related to the acquisition.

Falcon Facility

On March 21, 2023, the Company entered into a $70 million working capital trade finance facility with multiple financial institutions through its subsidiary, Falcon. The facility replaces Falcon’s existing working capital trade finance facility. The new facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The new facility will mature one year from inception. Borrowings under the new facility will bear interest at the borrower’s option at a rate equal to i) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or ii) the Base Rate (determined by reference to the greatest of i) the Prime Rate at such time, ii) ½ of 1% in excess of the Federal Funds Effective Rate at such time, and iii) Term SOFR for a one-month tenor in effect at such time plus 1%.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Year Ended	% of	Year Ended	% of
(Thousands)	December 31, 2022	Revenues	December 31, 2021	Revenues
Net Sales	$867,872	100.0%	$698,144	100.0%
Costs of sales	715,107	82.4%	552,721	79.2%
Gross profit	152,765	17.6%	145,423	20.8%

Selling, general and administrative expense	129,985	15.0%	128,506	18.4%
Acquisition, restructuring and integration expense	13,169	1.5%	8,835	1.3%
Loss on disposal of property, plant and equipment	935	0.1%	243	0.0%
Total operating expenses	144,089	16.6%	137,584	19.7%
Income from operations	8,676	1.0%	7,839	1.1%

Other (income) expense
Interest expense	35,497	4.1%	32,549	4.7%
Change in fair value of warrant liabilities	29,675	3.4%	—	0.0%
Other, net	(1,146)	(0.1)%	(34)	(0.0)%
Loss before income taxes	(55,350)	(6.4)%	(24,676)	(3.5)%
Income tax expense (benefit)	111	0.0%	(3,368)	(0.5)%
Net loss	$(55,461)	(6.4)%	$(21,308)	(3.1)%
Net (loss) income attributable to non-controlling interest	(276)	(0.0)%	639	0.1%
Net loss attributable to shareholders	(55,185)	(6.4)%	(21,947)	(3.1)%
Accretion of convertible preferred stock	(1,316)	(0.2)%	—	0.0%
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	(2,870)	(0.3)%	—	0.0%
Common equivalent preferred dividends	(4,380)	(0.5)%	—	0.0%
Accumulating preferred dividends	(13,882)	(1.6)%	(24,208)	(3.5)%
Net loss attributable to common shareholders	$(77,633)	(8.9)%	$(46,155)	(6.6)%

The following table sets forth selected financial information of our reportable segments for the year ended December 31, 2022 and 2021:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2022	$685,303	$207,579	$(25,010)	$867,872
2021	551,013	170,035	(22,904)	698,144
Segment Costs of Sales:
2022	544,611	170,496	n/a	715,107
2021	423,314	129,407	n/a	552,721
Segment Gross Profit:
2022	140,692	12,073	n/a	152,765
2021	127,699	17,724	n/a	145,423
Segment Adjusted EBITDA:
2022	53,951	6,102	n/a	60,053
2021	41,468	5,706	n/a	47,174
Segment Adjusted EBITDA Margin:
2022	7.9%	3.3%	n/a	6.9%
2021	7.5%	3.9%	n/a	6.8%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions Segment.

Net Sales

Net Sales from our Beverage Solutions segment were $685.3 million for the year ended December 31, 2022, compared to $551.0 million for the year ended December 31, 2021, an increase of 24%. The increase was due to a $121.5 million increase in the sale of coffee & tea products, driven by a 50% increase in single serve cup volumes, and an increase in underlying green coffee prices compared to the year ended December 31, 2021, partially offset by a 7% decrease in roast and ground coffee products and a 5% decrease in tea products, driven in part by higher inflation impacting end-consumer demand.

Net Sales from our SS&T segment totaled $182.6 million, net of intersegment revenues, during the year ended December 31, 2022, increasing 24% compared to $147.1 million, net of intersegment revenues, during the year ended December 31, 2021. The increase is driven by an increase in the average sales price per pound, which increased 35% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in the average sales price per pound is directly correlated to the global commodities price. SS&T sales volume decreased 9% for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased to $544.6 million for the year ended December 31, 2022, from $423.3 million for the year ended December 31, 2021. The increase in costs of sales is primary due to a $116.7 million increase in green coffee and tea, driven by higher single serve cup sales volume and commodity price increases, specifically related to green coffee.

In our SS&T segment, costs of sales increased $41.1 million to $170.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is primarily due to an increase in green coffee costs driven by an increase in underlying commodities pricings. Costs of sales for the year ended December 31, 2022 included $3.5 million of net unrealized losses on forward sales and purchase contracts and mark-to-market adjustment on green coffee inventory compared to $3.6 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory for the year ended December 31, 2021.

Selling, General and Administrative Expense

	Year Ended December 31,
	2022		2021
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$119,938	17.5%	$119,787	21.7%
Sustainable Sourcing & Traceability	10,047	5.5%	8,719	5.9%
Total selling, general and administrative expense	$129,985	15.0%	$128,506	18.4%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $0.2 million to $119.9 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase is primarily due to a $5.3 million increase in legal and professional fees, which primarily related to additional costs of operations as a public company, and a $1.9 million increase in freight costs, partially offset by a $5.4 million decrease in personnel-related expenses, primarily the reduction of short-term cash incentive compensation, for the year ended December 31, 2022 compared to the year ended December 31, 2021. In our SS&T segment, selling, general and administrative costs increased $1.3 million for the year ended December 31, 2022, including a $0.4 million increase in personnel-related costs, compared to the year ended December 31, 2021.

Acquisition, Restructuring and Integration Expense

Acquisition, restructuring and integration expenses for the year ended December 31, 2022 were $13.2 million, $5.3 million of which related to the continued integration of the acquired S&D business onto our enterprise resource planning system and $5.6 million of which related to public-company preparedness costs. During the year ended December 31, 2021, we incurred $8.8 million of acquisition, restructuring and integration expenses, $3.2 million of which related to restructuring costs, primarily attributable to optimizing our sales organization, $2.0 million of which related to integration costs related to the acquired S&D business, $1.7 million of which related to the integration of our enterprise resource planning system and $1.0 million of public-company preparedness costs.

Interest Expense

	Year Ended December 31,
(Thousands)	2022	2021
Interest expense, net
Cash:
Term loan facility	$3,642	$—
Prior term loan facility	14,735	22,959
Prior term loan facility early termination fee	1,580	—
Prior ABL facility	2,414	1,980
Short-term related party debt	428	1,393
Subordinated related party debt	642	1,237
International trade finance lines	3,465	568
International notes payable	681	316
Other	1,593	479
Total cash interest	29,180	28,932
Non-cash:
Amortization of deferred financing costs	1,726	1,840
Write-off of deferred financing costs	4,296	—
Payments-in-kind interest	295	1,777
Total non-cash interest	6,317	3,617
Total interest expense	$35,497	$32,549

Interest expense for the year ended December 31, 2022 was $35.5 million compared to $32.5 million for the year ended December 31, 2021. The increase is primarily due to a $4.3 million write off of unamortized deferred financing fees associated with the termination of the Prior Term Loan Facility and Prior ABL Facility and $1.6 million of early termination payments associated with the Prior Term Loan Facility. No such costs were incurred in the year ended December 31, 2021. These increases were partially offset by $4.1 million of cash interest savings as a result of the entry into the Credit Agreement.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2022 was $0.1 million, resulting in an effective tax rate of (0.20%). Our income tax expense for the year ended December 31, 2022 is primarily comprised of federal and state benefits, at statutory rates, of $13.1 million, offset by $6.2 million of tax expense resulting from the change in fair value of warrants and $7.3 million of expense related to increases in the valuation allowance against our deferred tax assets.

Income tax benefit for the year ended December 31, 2021 was $3.4 million, resulting in an effective tax rate of 13.6%. Our income tax benefit for the year ended December 31, 2021 is primarily comprised of federal and state benefits, at statutory rates, of $6.0 million, partially offset by $1.2 million of negative impacts related to the impact of changes in foreign tax rates on our tax benefit.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Year Ended	% of	Year Ended	% of
(Thousands)	December 31, 2021	Revenues	December 31, 2020	Revenues
Net Sales	$698,144	100.0%	$550,846	100.0%
Costs of sales	552,721	79.2%	443,644	80.5%
Gross profit	145,423	20.8%	107,202	19.5%

Selling, general and administrative expense	128,506	18.4%	115,648	21.0%
Acquisition, restructuring and integration expense	8,835	1.3%	22,355	4.1%
Impairment charges	—	0.0%	82,083	14.9%
Loss on disposal of property, plant and equipment	243	0.0%	7,750	1.4%
Total operating expenses	137,584	19.7%	227,836	41.4%
Income from operations	7,839	1.1%	(120,634)	(21.9)%

Other (income) expense
Interest expense	32,549	4.7%	25,229	4.6%
Change in fair value of warrant liabilities	—	0.0%	—	0.0%
Other, net	(34)	(0.0)%	547	0.1%
Loss before income taxes	(24,676)	(3.5)%	(146,410)	(26.6)%
Income tax benefit	(3,368)	(0.5)%	(17,545)	(3.2)%
Net loss	$(21,308)	(3.1)%	$(128,865)	(23.4)%
Net (loss) income attributable to non-controlling interest	639	0.1%	306	0.1%
Net loss attributable to shareholders	(21,947)	(3.1)%	(129,171)	(23.4)%
Accumulating preferred dividends	(24,208)	(3.5)%	(18,513)	(3.4)%
Net loss attributable to common shareholders	$(46,155)	(6.6)%	$(147,684)	(26.8)%

Our 2020 financial results reflect our ownership of S&D Coffee Inc (“S&D”) (see Note 6 to our Consolidated Financial Statements) for 10 months in fiscal year 2020, while our 2021 financial results reflect our ownership of S&D for the entire fiscal year. As such, comparability of our financial results on a year-over-year basis might be impacted by these reporting differences.

The following table sets forth, for the years ended December 31, 2021 and 2020, selected financial information of our reportable segments.

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2021	$551,013	$170,035	$(22,904)	$698,144
2020	424,906	150,577	(24,637)	550,846
Segment Costs of Sales:
2021	423,314	129,407	n/a	552,721
2020	330,310	113,334	n/a	443,644
Segment Gross Profit:
2021	127,699	17,724	n/a	145,423
2020	94,596	12,606	n/a	107,202
Segment Adjusted EBITDA:
2021	41,468	5,706	n/a	47,174
2020	28,802	4,793	n/a	33,595
Segment Adjusted EBITDA Margin:
2021	7.5%	3.9%	n/a	6.8%
2020	6.8%	3.8%	n/a	6.1%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions Segment.

Net Sales

Net sales from our Beverage Solutions segment for the year ended December 31, 2021 were $551.0 million, compared to $424.9 million for the year ended December 31, 2020. $62.6 million of the increase was due to the inclusion of revenues from the acquired S&D business for the full year 2021, compared to only ten months of activity in 2020. The remaining increase is the result of increased volumes of single serve cups sold (up 36%) and increased liquid extract gallons sold (up 13%) compared to the prior year.

SS&T net sales totaled $147.1 million, net of intersegment revenues, during the year ended December 31, 2021 compared to $125.9 million during the year ended December 31, 2020, primarily due to increases in underlying commodities pricing, as the volume of green coffee sold was essentially flat year-over-year.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased to $423.3 million for the year ended December 31, 2021, compared to $330.3 million for the year ended December 31, 2020. The increase is primarily due to a $67.5 million increase in green coffee, tea and liquid extracts costs, driven by higher volumes and commodity price increases, specifically related to green coffee. In addition, manufacturing labor costs increased $11.5 million as a result of increased labor rates and staffing level to meet production requirements. However, costs of sales as a percent of segment revenues decreased to 77% for the year ended December 31, 2021, from 78% for the year ended December 31, 2020, primarily due to leveraging our manufacturing costs on higher volumes.

In our SS&T segment, costs of sales were $129.4 million for the year ended December 31, 2021, an increase of $16.1 million compared to the year ended December 31, 2020. This increase is primarily due to a $14.0 million increase in green coffee cost driven by an increase in underlying commodities pricings, as volume of green coffee sold was essentially flat year-over-year. Costs of sales as a percent of segment revenues, excluding intersegment revenues, was 88% for the year ended December 31, 2021, compared to 90% for the year ended December 31, 2020, primarily due to a net increase of $3.6 million in unrealized gains resulting from changes in the fair value of our forward purchase and sales contracts and related green coffee commodity inventory.

Selling, General and Administrative Expense

	Year Ended December 31,
	2021		2020
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$119,787	21.7%	$107,720	25.4%
Sustainable Sourcing & Traceability	8,719	5.9%	7,928	6.3%
Total selling, general and administrative expense	$128,506	18.4%	$115,648	21.0%

Total selling, general and administrative expenses increased $12.9 million year-over-year, primarily due to a $12.1 million increase in costs in our Beverage Solutions segment. This increase is the result of two additional months, or $13.9 million, of costs associated with the acquired S&D business that were incurred in the year ended December 31, 2021 compared to the year ended December 31, 2020, as S&D was acquired on February 28, 2020. In addition, during the year ended December 31, 2021, we incurred $4.0 million of incremental freight costs as a result of higher shipping volumes and increased freight prices compared to the prior year. These increases were partially offset by a decrease in personnel related expenses incurred during the year ended December 31, 2021, compared to the year ended December 31, 2020 primarily due to a reduction in average headcount of approximately 250 FTEs year-over-year.

Acquisition, Restructuring and Integration Expense

Acquisition, restructuring and integration expense decreased $13.5 million to $8.8 million during the year ended December 31, 2021. The reduction is primarily due to transaction costs associated with the acquired S&D business ($8.5 million), and restructuring costs associated with the shut-down of the acquired S&D Direct-to-Store Delivery (“DSD”) distribution business ($13.9 million) in 2020, which were not incurred in 2021. During the year ended December 31, 2021, we incurred $1.7 million of costs associated with the integration of our enterprise resource planning system, which will be completed in 2022, $2.0 million of integration costs related to the acquired S&D business, which were delayed due to COVID-19, $3.2 million of restructuring costs, primarily attributable to optimizing our sales organization, and

$1.0 million of public-company preparedness costs.

Impairment Charges

Due to the negative economic impact that COVID-19 had on our business, we performed a goodwill impairment analysis during the second quarter of 2020, resulting in a $76.9 million goodwill impairment charge recorded in our Beverage Solutions segment. Following the acquisition of S&D, and due to the implications of COVID-19 and its related impact on our distribution operations, we assessed the acquired DSD distribution business and determined to close the DSD distribution business in June 2020. As a result of exiting the business and lost revenues supporting the acquired S&D trademark, we fully impaired the trademark, recording a $5.2 million impairment charge for the year ended December 31, 2020.

Loss on Disposal of Property, Plant and Equipment

During the year ended December 31, 2020, we incurred losses on the disposal of property, plant and equipment of $7.8 million, of which $5.8 million related to the disposal of equipment associated with the DSD business, which was closed in June 2020.

Interest Expense

	Year Ended December 31,
(Thousands)	2021	2020
Interest expense, net
Cash:
Prior term loan facility	$22,959	$16,823
Prior ABL facility	1,980	1,708
Short-term related party debt	1,393	1,509
Subordinated related party debt	1,237	1,136
International trade finance lines	568	958
International notes payable	316	279
Other	479	760
Total cash interest	28,932	23,173
Non-cash:
Amortization of deferred financing costs	1,840	1,266
Payments-in-kind interest	1,777	790
Total non-cash interest	3,617	2,056
Total interest expense	$32,549	$25,229

Interest expense for the year ended December 31, 2021 increased by $7.3 million to $32.5 million. The increase is primarily driven by an increase in interest associated with the Prior Term Loan Facility and the Prior ABL Facility, and the amortization of associated deferred financing costs, which were outstanding for the full year ended December 31, 2021, compared to being outstanding for ten months during the year ended December 31, 2020.

Income Tax Benefit

Income tax benefit for the year ended December 31, 2021 was $3.4 million, resulting in an effective tax rate of 13.6%. Our income tax benefit for the year ended December 31, 2021 is primarily comprised of federal and state benefits, at statutory rates of $6.0 million, partially offset by $1.2 million of negative impacts related to the impact of changes in foreign tax rates on our tax benefit.

Income tax benefit for the year ended December 31, 2020 was $17.5 million, resulting in an effective tax rate of 12.0%. Our income tax benefit for the year ended December 31, 2020 is primarily comprised of federal and state benefits, at statutory rates, of $33.6 million, offset by a $16.6 million permanent difference related to the goodwill impairment charge recorded during the year.

Critical Accounting Estimates

Our consolidated financial statements and related notes presented in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our significant accounting policies are discussed in Note 3 to the Consolidated Financial Statements. Certain accounting estimates involve a significant level of estimation and uncertainty and require management to make difficult, subjective or complex judgements about matters that are uncertain and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Because of the uncertainty involved in these estimates, materially different amounts could be reported under different conditions or using different assumptions.

We make certain judgements and use certain estimates and assumptions when applying accounting principles in the preparation of our financial statements. The nature of those estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the following critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgements.

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

Revenue from Contracts with Customers (ASC 606)

We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. Our principal source of revenue is from the procurement, trade, manufacture, and distribution of coffee, tea and extracts to customers in the United States, Europe, and Asia.

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

Substantially all our client contracts require that we be compensated for services performed to date. This is upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally receive returns of products from our customers, historically returns have not been material.

Revenue from Forward Contracts (ASC 815)

A portion of the Company’s revenues consist of sales from commodity contracts that are accounted for under ASC 815. Sales from commodity contracts primarily relate to forward sales of green coffee which are accounted for as derivatives at fair value under ASC 815. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying, notional amount, no initial net investment and can be net settled since the commodity is readily converted to cash. The Company does not apply the normal purchase and normal sale exception under ASC 815 to these contracts.

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within cost of sales on our Consolidated Statements of Operations.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350, Intangibles – Goodwill and Other, (“ASC 350”), we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. As of December 31, 2022, all of our goodwill is assigned to our Beverage Solutions reporting unit. Unless circumstances otherwise dictate, the annual impairment test is performed as of October 1.

We first evaluate impairment of goodwill by assessing qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount (the “Step Zero” analysis). If the Step Zero analysis indicates that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will perform a quantitative assessment of goodwill impairment.

Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and circumstances affecting the reporting unit. If we choose to perform a qualitative assessment, and after consideration of all relevant factors and circumstances we determine that it is more likely than not that a reporting unit’s fair value is less than its carrying value, we would perform a quantitative fair value test.

When performing a quantitative assessment, we estimate the fair value of our reporting unit using a combination of an income approach based on the present value of estimated future cash flows, and a market approach based on market data of comparable businesses and acquisitions multiples paid in recent transactions. We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each in the determination of the concluded fair value. If the carrying value of a reporting unit’s net assets is less than its fair value, no indication of impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the Consolidated Statements of Operations not to exceed the carrying value of goodwill.

Fair value determinations of the business require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for the purposes of a quantitative goodwill impairment test proves to be an accurate prediction of future results. Key assumptions include our expected revenue growth rates, operating profits, levels of capital expenditures, and cost of capital. In determining these assumptions, we considered our ability to execute on our plans, future economic conditions, interest rates, and other market data. Many factors are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections; and therefore, could affect the likelihood and amount of potential impairment in future periods. Accordingly, if our current cash flow assumptions are not realized, it is possible that an impairment charge may be recorded in the future.

During the fourth quarter of 2022, the Company completed a qualitative analysis to evaluate impairment of goodwill and concluded that it was more likely than not that the fair value of our goodwill reporting unit exceeded the carrying amount. We reached this conclusion based on the valuation of our recently completed de-SPAC merger transaction, industry tailwinds, and in consideration of the significant excess fair value over carrying value of the prior year quantitative goodwill impairment evaluation. Our 2021 quantitative goodwill analysis indicated that the estimated fair value of our reporting units exceeded their carrying values by over 50%. We could have increased our weighted average cost of capital by 100 basis points and decreased our terminal growth rate by 100 basis points and the estimated fair value of our reporting units would still exceed their carrying values by over 40%. As a result, the Company concluded that no impairment existed in the year ending December 31, 2022.

The conclusions reached as a result of our qualitative assessment are highly subjective. If our conclusions are proven to be incorrect, we may be required to perform a quantitative goodwill analysis in the future, and there can be no assurances that such analysis would not result in an impairment loss.

Following the acquisition of S&D, and due to the implications of COVID-19 and its related impacts to our distribution operations, we assessed the acquired S&D DSD business and determined to close the DSD distribution business in June 2020. As a result of exiting the business and loss of projected revenues that supported the acquired indefinite lived S&D trademark, we fully impaired the associated acquired trademark and recorded a non-cash impairment charge of $5.2 million for the year ended December 31, 2020.

Intangible Assets

Finite-lived intangible assets are tested for impairment with the applicable asset group and evaluated for impairment along with property, plant and equipment in accordance with ASC 360, Property, Plant and Equipment. Impairment testing is required when events or changes in circumstances exist that indicate that an asset may not be recoverable. An asset is tested for recoverability by comparing the net carrying value of the asset to the entity-specific, undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized in the amount of the excess of the carrying value of the asset group over its fair value. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach.

Estimating cash flows for the purposes of the recoverability test is subjective and requires significant judgement and are sensitive to changes in the underlying assumptions, such as estimates regarding revenue growth rates, cost structure, economic and market trends and cash flows expected to result in the disposition of the asset group. As a result, there can be no assurance that the estimates and ssumptions made for the purpose of the recoverability test prove to be an accurate prediction of future results. Accordingly, if our current estimates of undiscounted cash flows are not realized, it is possible that an impairment charge may be recorded in the future.

Due to the negative economic impacts that COVID-19 had on our business, during the year ended December 31, 2020, we evaluated the recoverability of our asset groups. Cash flows used in the recoverability tests were based on the entity-specific, undiscounted cash flows expected to result from the use and eventual disposition of the asset group. The undiscounted cash flow model reflects our assumptions regarding revenue growth rates, including estimated implications of COVID-19 on our revenues, cost structure, economic and market trends, other expectations around our operating results, as well as estimated cash flows from the eventual disposition of the asset group. Key assumptions include our revenue and expense growth assumptions, capital expenditure assumptions necessary to obtain the projected cash flows, and the estimated cash flows from the eventual disposition of the asset group. As a result of our analysis, we concluded that our asset groups were recoverable; therefore, no impairment was recognized during the year ended December 31, 2020. During the years ended December 31, 2022 and 2021, there were no events or changes in circumstances indicating that the carrying amount of any of our asset groups were not recoverable from future undiscounted cash flows we expect each asset group to generate. Accordingly, no impairment loss was recognized.

Income Taxes

We are subject to federal, state, local and foreign tax laws. We utilize the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax bases using enacted tax rates in effect for the year or years in which the differences are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company’s foreign subsidiaries file income tax returns and are subject to tax provisions in their respective foreign tax jurisdictions.

A valuation allowance is established to reduce deferred income tax assets if, on the basis of available evidence, it is not more likely than not that all or a portion of any deferred tax assets will be realized. The consideration of available evidence requires significant management judgment including an assessment of the future periods in which the deferred tax assets and liabilities are expected to be realized and projections of future taxable income. Specifically, in assessing the need for a valuation allowance, we consider the reversal of taxable temporary differences, future taxable income, the ability to carryback certain attributes and tax-planning strategies. The ultimate realization of the deferred tax assets, including net operating losses, is dependent upon the generation of future taxable income during the periods prior to their expiration. If our estimates and assumptions about future taxable income are not appropriate, the value of our deferred tax assets may not be recoverable, which may result in an increase to our valuation allowance that will impact current earnings. We re-evaluate our need for a valuation allowance on a quarterly basis.

Tax laws are complex and subject to different interpretation by the taxpayer and the relevant government taxing authorities. In the normal course of business, we are routinely subjected to examinations and audits from federal, state and local taxing authorities regarding tax positions taken by us and the determination of the amount of tax due. Challenges made by taxing authorities may result in adjustments to the amount of taxes due and may result in the imposition of penalties and interest. If any such challenges are not resolved in our favor, they could have a material adverse effect on our financial condition, results of operations and liquidity.

Business Combinations

We record business combinations using the acquisition method of accounting. All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Any excess of the purchase price over the fair value of the net tangible and intangible assets acquired is recorded as goodwill.

The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in determination of the fair value of assets acquired and liabilities assumed. The fair value of the acquired assets and liabilities are estimated using the income, market and/or cost valuation approach. The income approach utilizes the present value of estimated future cash flows that a business or asset can be expected to generate, while under the market approach, the fair value of an asset or business reflects the price at which comparable assets are purchased under similar circumstances. Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of operating results, business plans, expected growth rates, capital expenditure plans, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management. Small changes in these assumptions or estimates could materially affect the estimated fair value. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. If such an adjustment is required, the Company will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date.

If actual results differ from the estimates and judgements used in these estimates, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the Goodwill and Indefinite Lived Intangible Assets critical accounting estimate section above.

Green Coffee Inventories

Green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, within our SS&T segment, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs, and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of cost of sales in our Consolidated Statements of Operations. At December 31, 2022, a 10% change in the price of coffee would have had an approximately $4.0 million impact on the value of our green coffee inventory.

Warrant Liabilities

We account for warrants assumed in connection with the Transaction (see Note 4 to our Consolidated Financial Statements) in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

The Company remeasures the fair value of the Westrock Public Warrants (as defined in Note 4 to our Consolidated Financial Statements) based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants (as defined in Note 4 to our Consolidated Financial Statements) are valued a binomial lattice valuation model. The primary unobservable input utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model. A 10% increase to the volatility input at December 31, 2022 would increase the fair value of the Private Warrants by approximately $0.1 million. For the year ended December 31, 2022, the Company recognized $29.7 million of losses related to the change in fair value of warrant liabilities.

Fair Value of Common Units Underlying Options

Prior to the Conversion, options were granted to employees under the Westrock 2020 Unit Option Incentive Plan (the “2020 Option Plan”), whereby option holders had the right to purchase common units of Westrock. In connection with the Conversion, options granted under the 2020 Option Plan converted into options to purchase common stock of Westrock of substantially equal value, and the 2020 Option Plan was frozen.

The fair value of the Westrock common units underlying the stock options granted under the 2020 Option Plan had been determined by the Westrock board of directors, with input from management and corroboration from contemporaneous, independent third-party valuations. Given the absence of a public trading market for the Westrock common units when the options were granted under the 2020 Option Plan, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation (the “AICPA Practice Guide”), the Westrock board exercised reasonable judgement and considered a number of objective and subjective factors to determine the best estimate of the fair value of the Westrock common units at each grant date, including obtaining independent third-party valuations.

Independent third-party valuations that we utilized to estimate the fair value of the Westrock common units underlying the unit options under the 2020 Option Plan included a combination of an income approach, based on the present value of estimated future cash flows, and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions. The discounted cash flow model reflected our assumptions regarding revenue growth rates, cost structure, economic and market trends, and other expectations around the anticipated operating results of our business. We discounted the estimated cash flows for the entity using rates that represented a market participant’s weighted average cost of capital commensurate with the underlying business operations. The market approach developed an indication of fair value by calculating average market pricing multiples of revenues and EBITDA for selected peer publicly traded companies, as well as multiples for relevant transactions that have taken place. We evaluated the weighting applied to each valuation methodology in the determination of the concluded fair value.

Fair value determinations of the Westrock common units underlying the unit options granted under the 2020 Option Plan required considerable judgement and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for the purposes of valuing the Westrock common units underlying the unit options when they were granted will prove to be accurate predictions of future results. Key assumptions included our expected revenue and expense growth rates, levels of capital expenditures, and cost of capital. In determining these assumptions, we considered our ability to execute on our plans, future economic conditions, interest rates, and other market data. Many factors are outside the control of management, and these assumptions and estimates may change in future periods.

The most recent independent third-party valuation report obtained in support of the Westrock board of directors’ valuation determination was based on a February 1, 2022 valuation date (the “February Valuation”), which was used to determine the fair value of unit options granted on January 1, 2022 and February 1, 2022, the Company’s last grant of unit options under the 2020 Option Plan.

The methodologies used in the February Valuation to determine the fair value of the unit options and the underlying Westrock common units, was consistent with the methodologies described above and was based upon information available as of that date. The concluded business enterprise value of the Company noted in the February Valuation was weighted 50% based on the income approach and 50% on the market comparable approach.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, and fund investment activities, which include capital expenditures. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities, and available borrowings under our Credit Agreement.

Our ability to generate cash provided by operating activities is dependent on several factors, including our ability to generate net sales and manage costs in-line with our expectations. Westrock’s net sales for the year ended December 31, 2022 was approximately $867.9 million and was negatively affected by a decrease in roast and ground coffee products, driven in part by higher inflation impacting end-consumer demand. Westrock’s cost of sales for the year ended December 31, 2022 was approximately $715.1 million and was negatively impacted by an increase in green coffee, tea and liquid extracts costs, driven by higher single serve cup sales volumes and commodity price increases. Westrock is impacted by the negative effects of inflation on both its customer volume demand and manufacturing costs, including price increases in fuel, food, materials and labor. The negative impact of these inflationary pressures was felt most strongly during the second half of 2022. We attempt to mitigate the impacts of inflation wherever possible. Our mitigation strategies, including working with our vendors and suppliers to ensure that we have adequate access to raw materials to reliably provide our customers with the high-quality products they expect. In addition, where possible, we seek to recover inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. The persistence of these negative effects on our business could adversely impact our ability to reach our revenue and other financial targets. Failure to meet our financial targets may restrict our liquidity and capital resources and may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition, covenant compliance and ability to achieve our intended business objectives.

Credit Agreement

On August 29, 2022, the Company entered into the Credit Agreement among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes a $175.0 million Revolving Credit Facility and a $175.0 million Term Loan Facility. Proceeds from the Term Loan Facility were used for paying off existing indebtedness. On February 14, 2023, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Amendment”) to its Credit Agreement, which establishes a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million, proceeds of which may be used to fund capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas, or for general corporate purposes.

The Credit Agreement matures on August 29, 2027. All obligations under the Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the Company’s assets.

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (i) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR Rate”) or (ii) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR Rate for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus the Applicable Margin. The Applicable Margin ranges from 1.50% to 2.50% for Adjusted Term SOFR loans and from 0.50% to 1.50% for Base Rate loans, in each case depending on the total net leverage ratio. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility range from 0.20% to 0.35% depending on the total net leverage ratio. At December 31, 2022, the Revolving Credit Facility was undrawn (other than the standby letters of credit outstanding described below) and the interest rate applicable to our Term Loan Facility was 5.7%.

The interest rates under the Delayed Draw Term Loan Facility are the same as the interest rates with respect to the initial term loans under the Term Loan Facility, and the commitment fees applying to the unused portion of the Delayed Draw Term Loan Facility are the same as the commitment fees with respect to the Revolving Credit Facility. Any delayed draw term loan funded under the Delayed Draw Term Loan Facility will mature on August 29, 2027. As of the date of this Annual Report on Form 10-K, no borrowings have been made under the Delayed Draw Term Loan Facility.

The Term Loan Facility requires quarterly principal payments during the first three years of approximately $2.2 million (1.25% of the original principal balance). Quarterly payments increase to approximately $3.3 million and $4.4 million (1.875% and 2.5% of the original principal balance) during the fourth and fifth years, respectively.

We incurred $6.0 million of financing fees in connection with the Credit Agreement. $3.0 million of the fees were allocated to the Term Loan Facility and are being amortized utilizing the frozen effective yield method based on the interest rate in place at the issuance of the Term Loan Facility. $3.0 million of the fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Consolidated Balance Sheets and are being amortized ratably over the term of the Revolving Credit Facility.

We had $2.6 million of standby letters of credit outstanding at December 31, 2022.

The Credit Agreement contains two financial covenants requiring maintenance of a total net leverage ratio not to exceed 4.50 to 1.00, with a stepdown to 4.00 to 1.00 on the 18-month anniversary of the closing date of the Credit Agreement (with an option to increase to 4.50 to 1.00 following certain permitted acquisitions), and an interest coverage ratio of at least 1.50 to 1.00 (the “Financial Covenants”). At December 31, 2022, and the date of this Annual Report on Form 10-K, the Company was in compliance with the Financial Covenants.

Prior Term Loan Facility

On February 28, 2020, Westrock Beverage Solutions, LLC, as borrower, borrowed $240.0 million of term loans from various financial institutions pursuant to a loan and security agreement (the “Prior Term Loan Agreement”) (such term loans, the “Prior Term Loan Facility”). In connection with the Closing, all outstanding Prior Term Loan Facility balances were repaid, and the associated Prior Term Loan Agreement was terminated. The Company paid a $1.6 million early termination fee, and wrote off $4.0 million of unamortized deferred financing fees associated with the termination of the Prior Term Loan Facility, which are recorded within interest expense on the Consolidated Statement of Operations.

Prior ABL Facility

On February 28, 2020, Westrock Beverage Solutions, LLC, as borrower, entered into a loan and security agreement with Bank of America as administrative agent (the “Prior ABL Credit Agreement”) that created an asset-based loan of $90.0 million (the “Prior ABL Facility”). In connection with the Closing, all outstanding Prior ABL Facility balances were repaid, and the associated Prior ABL Credit Agreement was terminated. Upon termination, we wrote off $0.3 million of the $1.3 million unamortized deferred financing fees associated with the Prior ABL Facility, which are recorded within interest expense on the Consolidated Statement of Operations. The remaining unamortized deferred financing fees were allocated to the new Revolving Credit Facility and will be amortized over the life of the Revolving Credit Facility. Outstanding letters of credit under the Prior ABL Facility were replaced by letters of credit under the Credit Agreement.

International Debt and Lending Facilities

Falcon maintains a working capital trade finance facility with multiple financial institutions, which prior to March 16, 2022, was agented by Brown Brothers Harriman (“BBH”), a related party of the Company through its equity interests in the Company, and was reported as short-term related party debt on the Consolidated Balance Sheets. On March 16, 2022, Falcon refinanced its working capital trade finance facility, and the facility was transferred to different lenders with the same terms as the previous facility. At the time of refinance, there was $49.3 million outstanding under the facility. The new facility is uncommitted and repayable on demand. Certain of Falcon’s assets with a net book amount of $39.8 million have been pledged as collateral against the facility as of December 31, 2022. On April 29, 2022, the facility size increased from $50 million to $55 million and subsequently, on June 16, 2022, the facility size increased to $62.5 million. On December 9, 2022, the facility size decreased from $62.5 million to $47.5 million and subsequently, on December 20, 2022, the facility was modified for various definitions, clauses and schedules within the facility agreement.

At December 31, 2022, there was $36.3 million outstanding under the facility, which is recorded in short-term debt in the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of December 31, 2022, and the date of these financial statements.

Interest is payable monthly at the U.S. Prime Rate plus 2.50%, subject to a minimum rate of 5.00%. The facility carries an agent fee of 0.25% of total available capital. Availability under the facility is subject to a borrowing base calculation.

On March 21, 2023, the Company entered into a $70 million working capital trade finance facility with multiple financial institutions through its subsidiary, Falcon. The facility replaces Falcon’s existing working capital trade finance facility. The new facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The new facility will mature one year from inception. Borrowings under the new facility will bear interest at the borrower’s option at a rate equal to i) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or ii) the Base Rate (determined by reference to the greatest of i) the Prime Rate at such time, ii) ½ of 1% in excess of the Federal Funds Effective Rate at such time, and iii) Term SOFR for a one-month tenor in effect at such time plus 1%.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two stock and mortgage-backed lending facilities with a local bank in Rwanda: a short-term trade finance facility with a balance of $6.6 million at December 31, 2022 and a long-term note payable with a balance of $1.8 million at December 31, 2022.

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

Current and Long-Term Liquidity

Our liquidity needs are to fund operating expenses, meet debt service obligations, and fund both current and long-term investment activities, which include capital expenditures. Proceeds from the Transaction and the Term Loan Facility were used to repay outstanding borrowings under our Prior Term Loan Facility and Prior ABL Facility. In addition, we expect to use cash from operations and borrowings available under the Credit Agreement, as amended, to fund our near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base, (iii) expanding geographically, (iv) funding accretive acquisitions, and (v) continuing to drive margin expansion. At December 31, 2022, we had no borrowings outstanding under our Revolving Credit Facility.

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

We believe proceeds from the Transaction, available borrowings under our Revolving Credit Facility and Delayed Draw Down Term Loan Facility and more efficient use of our working capital will provide sufficient cash on-hand to complete the build-out. However, the Company will continuously evaluate its liquidity needs, and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund the Conway build-out or fund our acquisition strategy, we may delay the build-out of the Conway facility and/or modify the scope of the build-out and we may reprioritize our strategy to focus on organic growth opportunities, which may have an adverse impact on our ability to achieve our growth objectives.

Warrant Proceeds

As of December 31, 2022, we had 19,372,916 outstanding Warrants to purchase 19,372,916 Common Shares, exercisable at an exercise price of $11.50 per share, which expire on the earliest to occur of August 26, 2027 (i.e. the five year anniversary of the Closing), redemption or liquidation. The exercise of warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Shares and the spread between the exercise price of the Warrant and the price of our Common Shares at the time of exercise. For example, to the extent that the price of our Common Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the price of our Common Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. Even if our Warrants are in the money, there can be no assurance that Warrant holders will exercise their Warrants prior to their expiration. Our Public Warrants under certain conditions, as described in their warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Private Placement Warrants are not redeemable so long as they are held by Riverview Sponsor or its permitted transferees (except as otherwise set forth herein). As such, it is possible that we may never generate any or only very limited cash proceeds from the exercise of our Warrants.

As of the date of this Annual Report on Form 10-K, we have neither included nor intend to include any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity sources or capital resource planning. We do not expect to rely on the cash exercise of Warrants to fund our operations. Instead, we intend to rely on our primary sources of cash discussed above to continue to support our operations. Therefore, the availability or unavailability of any proceeds from the exercise of our Warrants is not expected to affect our ability to fund our operations. We will continue to evaluate the probability of Warrant exercise over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity sources and capital resources planning.

To the extent such Warrants are exercised, additional Common Shares will be issued, which will result in dilution to the holders of our Common Shares and increase the number of Common Shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Shares, which increases the likelihood of periods when our Warrants will not be in the money prior to their expiration.

From December 31, 2022 through the date of this Annual Report on From 10-K, Westrock has received $2.6 million in cash proceeds from the exercise of 228,796 Public Warrants, resulting in the issuance of 228,796 Common Shares.

Redemptions of Series A Preferred Shares

After February 26, 2028 (i.e. the five-and-half year anniversary of the Closing), any holder of Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,587,952 Series A Preferred Shares remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $271.3 million. If Westrock was required by the holders to redeem a significant number of Series A Preferred Shares, Westrock may not have enough cash available (including through draws on its credit facility) for other purposes such as paying dividends on the Common

Shares, repurchases of Common Shares, financing acquisitions or other expansions, paying employee incentives and executing its business strategy. An outflow of a significant amount of cash from Westrock as a result of redemptions of the Series A Preferred Shares may cause a deterioration in the financial condition of Westrock and our ability to pay our other obligations and/or execute our business strategy. The impact of such redemptions on Westrock will depend, among other things, on the financial condition of Westrock at the time of such redemptions, including the amount of available cash on hand and ability to draw on Westrock’s credit facilities or obtain other sources of financing, the business strategies and objectives of Westrock at that time and the magnitude of such redemptions. Additionally, we may reserve cash, refrain from pursuing other business objectives and/or direct cash away from other business objectives to ensure that we have sufficient available cash to satisfy holder redemptions and this may adversely affect our business and financial condition and ability to execute on our business strategy.

Contractual and Other Obligations

Our material contractual and other obligations include the payment of principal and interest under our debt obligations and future purchase of inventory obligations. Our Term Loan Facility requires quarterly principal payments during the first three years of approximately $2.2 million (1.25% of the original principal). Quarterly payments increase to approximately $3.3 million and $4.4 million (1.875% and 2.5% of the original principal balance) during the fourth and fifth years, respectively. We have no other material obligations to pay principal amounts of our long-term debt obligations prior to their maturity.

Future purchase obligations of $184.2 million as of December 31, 2022 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $14.6 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solution segment has an obligation to repurchase.

Capital Expenditures

We categorize our capital expenditures as (i) growth, (ii) maintenance, (iii) customer beverage equipment, or (iv) other.

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

Capital expenditures for the years ended December 31, 2022, 2021 and 2020 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Year ended December 31, 2022	$56,582	$2,344	$2,170	$2,165	$63,261
Year ended December 31, 2021	$19,784	$1,682	$1,577	$2,072	$25,115
Year ended December 31, 2020	$14,949	$1,718	$2,342	$463	$19,472

We expect to invest to expand our extract and ready-to-drink product manufacturing capacity in Conway, Arkansas, for which we currently expect to spend approximately $275 million over the next 3 years. As of December 31, 2022, approximately $32.1 million has been spent towards our Conway facility.

If circumstances warrant, we may need to take measures to conserve cash, which may include a suspension, delay, or reduction in growth and/or maintenance capital expenditures. We continually assess our capital expenditure plans in light of developments impacting our business, including the needs of our customers.

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a discussion of certain recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk

Commodities Price Risk

We are exposed to commodities price risk related to changes in the market price of green coffee. We have historically utilized, and expect to continue to utilize, various types of derivative instruments, including forward contracts, futures contracts, and option contracts to hedge our exposure to the market price variability of green coffee. For most, but not all, of our customers, increases in the cost of green coffee can be passed on to our customers in the form of higher prices. See Note 3, Summary of Significant Accounting Policies, and Note 14, Derivatives, to the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion of our derivative instruments.

Interest Rate Risk

We are exposed to interest rate volatility with respect to the variable rate facilities under the Credit Agreement, entered into on August 29, 2022. We estimate that the potential impact to our interest rate expense associated with the variable rate Term Loan Facility, assuming a hypothetical 10% change in interest rates as of December 31, 2022, would be an annualized impact of approximately $0.8 million on the Company’s results of operations for the year ended December 31, 2022.

An increase in interest rates could impact our ability to secure financing to fund growth initiatives, such as growth capital expenditures and acquisitions. In addition, rising interest rates could also limit our ability to refinance our existing debt obligations as they come due or result in us paying higher interest rates upon refinancing our existing debt obligations.

Inflation Risk

The Company has been, and continues to be, impacted by negative effects of inflation on both our customers and our costs, including materials and labor costs. We attempt to mitigate the impacts of inflation wherever possible. Our mitigation strategies include working with our vendors and suppliers to ensure that we have adequate access to raw materials to reliably provide our customers with the high-quality products they expect. In addition, where possible, we seek to recover inflation impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. At this time, it is too early to determine what impact these inflationary pressures will have on our long-term growth strategies, as there is uncertainty in how long these risks may persist, and to what level we will be successful in passing these increased costs to our customers.

Risk Associated with the Russia/Ukraine Conflict

We do not have any customers or supply chains that are directly impacted by the Russia/Ukraine conflict.

Item 8. Financial Statements and Supplementary Data

WESTROCK COFFEE COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Westrock Coffee Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westrock Coffee Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022 and the manner in which it accounts for goodwill in 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 21, 2023

We have served as the Company's auditor since 2020.

WESTROCK COFFEE COMPANY
CONSOLIDATED BALANCE SHEETS

(Thousands, except par value)	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$16,838	$19,344
Restricted cash	9,567	3,526
Accounts receivable, net of allowance for credit losses of $3,023 and $3,749, respectively	101,639	85,795
Inventories	145,836	109,166
Derivative assets	15,053	13,765
Prepaid expenses and other current assets	9,166	6,410
Total current assets	298,099	238,006

Property, plant and equipment, net	185,206	127,613
Goodwill	113,999	97,053
Intangible assets, net	130,886	125,914
Other long-term assets	18,023	4,434
Total Assets	$746,213	$593,020

LIABILITIES, CONVERTIBLE PREFERRED SHARES, REDEEMABLE UNITS, AND SHAREHOLDERS' EQUITY (DEFICIT)
Current maturities of long-term debt	$11,504	$8,735
Short-term debt	42,905	4,510
Short-term related party debt	—	34,199
Accounts payable	116,675	80,405
Derivative liabilities	7,592	14,021
Accrued expenses and other current liabilities	37,459	26,370
Total current liabilities	216,135	168,240

Long-term debt, net	162,502	277,064
Subordinated related party debt	—	13,300
Deferred income taxes	14,355	25,515
Warrant liabilities	55,521	—
Other long-term liabilities	11,035	3,028
Total liabilities	459,548	487,147

Commitments and contingencies (Note 21)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,588 shares issued and outstanding, $11.50 liquidation value	274,936	—
Series A Redeemable Common Equivalent Preferred Units: $0.00 par value, 222,150 units authorized, no units and 222,150 units issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	264,729
Series B Redeemable Common Equivalent Preferred Units: $0.00 par value, 17,000 units authorized, no units and 17,000 units issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	17,142

Shareholders' Equity (Deficit)(1)
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 75,020 shares issued and outstanding at December 31, 2022; $0.00 par value, 39,389 shares authorized, 34,523 shares issued and outstanding at December 31, 2021	750	345
Additional paid-in-capital	342,664	60,628
Accumulated deficit	(328,042)	(251,725)
Accumulated other comprehensive income (loss)	(6,103)	12,018
Total shareholders' equity (deficit) attributable to Westrock Coffee Company	9,269	(178,734)
Noncontrolling interest	2,460	2,736
Total shareholders' equity (deficit)	11,729	(175,998)

Total Liabilities, Convertible Preferred Shares, Redeemable Units and Shareholders' Equity (Deficit)	$746,213	$593,020

(1) Retroactively adjusted for de-SPAC merger transaction as described in Note 4.

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Thousands, except per share data)	2022	2021	2020
Net sales	$867,872	$698,144	$550,846
Costs of sales	715,107	552,721	443,644
Gross profit	152,765	145,423	107,202

Selling, general and administrative expense	129,985	128,506	115,648
Acquisition, restructuring and integration expense	13,169	8,835	22,355
Impairment charges	—	—	82,083
Loss on disposal of property, plant and equipment	935	243	7,750
Total operating expenses	144,089	137,584	227,836
Income (loss) from operations	8,676	7,839	(120,634)

Other (income) expense
Interest expense	35,497	32,549	25,229
Change in fair value of warrant liabilities	29,675	—	—
Other, net	(1,146)	(34)	547
Loss before income taxes	(55,350)	(24,676)	(146,410)
Income tax expense (benefit)	111	(3,368)	(17,545)
Net loss	$(55,461)	$(21,308)	$(128,865)
Net (loss) income attributable to non-controlling interest	(276)	639	306
Net loss attributable to shareholders	(55,185)	(21,947)	(129,171)
Accretion of convertible preferred stock	(1,316)	—	—
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	(2,870)	—	—
Common equivalent preferred dividends	(4,380)	—	—
Accumulating preferred dividends	(13,882)	(24,208)	(18,513)
Net loss attributable to common shareholders	$(77,633)	$(46,155)	$(147,684)

Loss per common share(1):
Basic	$(1.60)	$(1.34)	$(4.32)
Diluted	$(1.60)	$(1.34)	$(4.32)

Weighted-average number of shares outstanding(1):
Basic	48,444	34,472	34,202
Diluted	48,444	34,472	34,202

(1) Retroactively adjusted for de-SPAC merger transaction as described in Note 4.

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(Thousands)	2022	2021	2020
Net loss	$(55,461)	$(21,308)	$(128,865)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on derivative instruments	(18,114)	8,178	3,581
Foreign currency translation adjustment	(7)	20	239
Total other comprehensive income (loss)	(18,121)	8,198	3,820
Comprehensive loss	(73,582)	(13,110)	(125,045)
Comprehensive income (loss) attributable to non-controlling interests	(276)	639	306
Comprehensive loss attributable to shareholders	(73,306)	(13,749)	(125,351)
Accretion of convertible preferred stock	(1,316)	—	—
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	(2,870)	—	—
Common equivalent preferred dividends	(4,380)	—	—
Accumulating preferred dividends	(13,882)	(24,208)	(18,513)
Comprehensive loss attributable to common shareholders	$(95,754)	$(37,957)	$(143,864)

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)(1)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total Shareholders'
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2019	34,202	$342	$58,017	$(64,512)	$—	$1,791	$(4,362)

Change in accounting principle	—	—	—	6,626	—	—	6,626

Net income (loss)	—	—	—	(129,171)	—	306	(128,865)

Other comprehensive income	—	—	—	—	3,820	—	3,820

Equity-based compensation	—	—	1,553	—	—	—	1,553

Accumulating preferred dividends	—	—	—	(18,513)	—	—	(18,513)
Balance at December 31, 2020	34,202	$342	$59,570	$(205,570)	$3,820	$2,097	$(139,741)

Balance at December 31, 2020	34,202	342	59,570	(205,570)	3,820	2,097	(139,741)

Net income (loss)	—	—	—	(21,947)	—	639	(21,308)

Other comprehensive income	—	—	—	—	8,198	—	8,198

Equity-based compensation	321	3	1,220	—	—	—	1,223

Net share settlement of equity awards	—	—	(162)	—	—	—	(162)

Accumulating preferred dividends	—	—	—	(24,208)	—	—	(24,208)
Balance at December 31, 2021	34,523	$345	$60,628	$(251,725)	$12,018	$2,736	$(175,998)

(1) Retroactively adjusted for de-SPAC merger transaction as described in Note 4.

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)(1)(continued)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total Shareholders'
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2021	34,523	$345	$60,628	$(251,725)	$12,018	$2,736	$(175,998)

Net income (loss)	—	—	—	(55,185)	—	(276)	(55,461)

Issuance of common shares upon closing of de-SPAC merger transaction, net of issuance costs, net of $3,178 of taxes (see Note 4)	12,868	129	1,738	—	—	—	1,867

Issuance of common shares related to PIPE financing	20,590	206	205,694	—	—	—	205,900

Issuance of common shares related to conversion of debt to equity (see Note 12)	2,500	25	24,975	—	—	—	25,000

Issuance of common shares related to conversion of Common Equivalent Preferred Units (see Note 4)	2,220	22	23,731	—	—	—	23,753

Issuance of common shares related to Public Warrant exercise	94	1	1,272	—	—	—	1,273

Issuance of common shares related to stock options exercised	39	—	375	—	—	—	375

Issuance of common shares related to Kohana acquisition (see Note 6)	1,853	19	23,416	—	—	—	23,435

Common Equivalent Preferred Unit dividends ($0.02 per unit)	—	—	—	(4,380)	—	—	(4,380)

Loss on extinguishment of Common Equivalent Preferred units	—	—	—	(2,870)	—	—	(2,870)

Accretion of convertible preferred stock	—	—	(1,316)	—	—	—	(1,316)

Other comprehensive loss	—	—	—	—	(18,121)	—	(18,121)

Equity-based compensation	333	3	2,628	—	—	—	2,631

Net share settlement of equity awards	—	—	(477)	—	—	—	(477)

Accumulating preferred dividends	—	—	—	(13,882)	—	—	(13,882)
Balance at December 31, 2022	75,020	$750	$342,664	$(328,042)	$(6,103)	$2,460	$11,729

(1) Retroactively adjusted for de-SPAC merger transaction as described in Note 4.

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Thousands)	2022	2021	2020
Cash flows from operating activities:
Net loss	$(55,461)	$(21,308)	$(128,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,210	25,501	23,838
Impairment charges	—	—	82,083
Equity-based compensation	2,631	1,223	1,553
Paid-in-kind interest added to debt principal	295	1,777	790
Provision for credit losses	1,790	439	4,452
Amortization of deferred financing fees included in interest expense	1,726	1,840	1,266
Inventory write-offs	—	—	5,432
Write-off of unamortized deferred financing fees	4,296	—	—
Loss on debt extinguishment	1,580	—	—
Loss on disposal of property, plant and equipment	935	243	7,750
Mark-to-market adjustments	3,502	(3,585)	(217)
Change in fair value of warrant liabilities	29,675	—	—
Foreign currency transactions	667	492	498
Deferred income tax (benefit) expense	(2,037)	(3,448)	(18,256)
Other	1,204	—	—
Change in operating assets and liabilities:
Accounts receivable	(16,789)	(20,102)	965
Inventories	(46,770)	(16,543)	16,869
Derivative assets and liabilities	(22,937)	14,860	1,463
Prepaid expense and other assets	(15,476)	(401)	(351)
Accounts payable	27,646	18,724	(32,146)
Accrued liabilities and other	2,685	3,165	19,426
Net cash provided by (used in) operating activities	(56,628)	2,877	(13,450)
Cash flows from investing activities:
Additions to property, plant and equipment	(63,261)	(25,115)	(19,472)
Additions to intangible assets	(167)	(321)	—
Acquisition of business, net of cash acquired	(14,885)	—	(393,337)
Proceeds from sale of property, plant and equipment	4,144	2,789	987
Net cash used in investing activities	(74,169)	(22,647)	(411,822)
Cash flows from financing activities:
Payments on debt	(438,571)	(111,313)	(122,018)
Proceeds from debt	328,539	119,740	352,968
Proceeds from related party debt	11,700	—	—
Debt extinguishment costs	(1,580)	—	—
Payment of debt issuance costs	(6,007)	(1,426)	(8,229)
Proceeds from de-SPAC merger and PIPE financing	255,737	—	—
Payment of common equity issuance costs	(23,998)	—	—
Payment of preferred equity issuance costs	(1,250)	—	—
Principal payments on capital leases	—	—	(2,292)
Net proceeds from repurchase agreements	14,588	—	—
Common equivalent preferred dividends	(4,380)	—	—
Payment of taxes for net share settlement of equity awards	(477)	(162)	—
Proceeds from exercise of stock options	375	—	—
Proceeds from the issuance of common equivalent preferred units	—	17,000	222,150
Net cash provided by financing activities	134,676	23,839	442,579
Effect of exchange rate changes on cash	(344)	149	(38)
Net increase (decrease) in cash and cash equivalents and restricted cash	3,535	4,218	17,269
Cash and cash equivalents and restricted cash at beginning of period	22,870	18,652	1,383
Cash and cash equivalents and restricted cash at end of period	$26,405	$22,870	$18,652

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$8,811	$184	$2,020
Accumulating preferred dividends	13,882	24,208	18,513
Exchange of Redeemable Common Equivalent Preferred Units for Series A Convertible Preferred Shares	271,539	—	—
Exchange of Redeemable Common Equivalent Preferred Units for common shares	24,214	—	—
Related party debt exchanged for common shares	25,000	—	—
Acquisition of Kohana through issuance of common stock	23,435	—	—
Loss on extinguishment of Common Equivalent Preferred Units	2,870	—	—

Supplemental cash flow information:
Cash paid for interest	$30,448	$28,496	$20,789
Cash paid for income taxes, net	814	1,409	98

See accompanying notes to the consolidated financial statements.

Note 1. Organization and Description of Business

Westrock Coffee Company, a Delaware corporation (the “Company,” “Westrock,” “we,” “us,” or “our”), is a leading integrated coffee, tea, flavors, extracts, and ingredients solutions provider in the United States, providing coffee sourcing, supply chain management, product development, roasting, packaging, and distribution services to the retail, food service and restaurant, convenience store and travel center, noncommercial account, CPG, and hospitality industries around the world. We manage our business in two operating segments.

Beverage Solutions: Through this segment, we combine our product innovation and customer insights to provide value-added beverage solutions, including coffee, tea, flavors, extracts and ingredients. We provide products in a variety of packaging, including branded and private label coffee in bags, fractional packs, and single serve cups, as well as extract solutions to be used in products such as cold brew and ready-to-drink offerings. Currently we serve customers in the United States, Europe and Asia, through the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG and hospitality industries.

Sustainable Sourcing & Traceability: Through this segment, we utilize our proprietary technology and digitally traceable supply chain to directly impact and improve the lives of our farming partners, tangible economic empowerment and an emphasis on environmental accountability and farmer literacy. Revenues primarily consist of sales from commodity contracts related to forward sales of green coffee.

The Company operates eight manufacturing facilities, three of which are located in Concord, North Carolina, two in North Little Rock, Arkansas, one in Richmond, California, one in Kigali, Rwanda, and one in Johor Bahru, Malaysia. The Company is currently completing the build out of its Conway, Arkansas facility, which is expected to begin commercial production in 2024.

On August 26, 2022, pursuant to the terms of the Transaction Agreement, dated April 4, 2022, by and among the Company, Riverview Acquisition Corp., a special purpose acquisition vehicle and a Delaware corporation (“Riverview”), Origin Merger Sub I, Inc. (“Merger Sub I”), and Origin Merger Sub II, LLC (“Merger Sub II”) (as amended, modified or supplemented, the “Transaction Agreement”), the Company completed its de-SPAC merger transaction with Riverview (the “Transaction”). In connection with the closing of the Transaction (the “Closing”), the Company converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”) and changed its corporate name from “Westrock Coffee Holdings, LLC” (the “Converting Company”) to “Westrock Coffee Company.” Pursuant to the Transaction Agreement, Merger Sub I merged with and into Riverview, with Riverview surviving the merger as a direct wholly owned subsidiary of Westrock (such merger, the “SPAC Merger”) and immediately following the consummation of the SPAC Merger, Riverview merged with and into Merger Sub II, with Merger Sub II surviving the merger as a direct wholly owned subsidiary of Westrock (the “LLC Merger”, and together with the SPAC Merger, the “Mergers”). See Note 4 for additional disclosures related to the Transaction.

Note 2. Basis of Presentation and Consolidation

The Consolidated Financial Statements include the activities of the Company and its wholly owned and/or controlled subsidiaries. All intercompany balances and transactions have been eliminated.

The Company has an 85% ownership interest in Falcon Coffees Limited, which operates our trading business and is reported within our Sustainable Sourcing & Traceability segment. Equity interests not owned by us are reflected as non-controlling interests. In the Consolidated Statements of Operations, we allocate net income (loss) attributable to non-controlling interest to arrive at net income (loss) attributable to common shareholders based on their proportionate share.

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency.

Common Unit Conversion

In connection with the Transaction and pursuant to the Transaction Agreement, (a) each issued and outstanding common unit of the Converting Company (“Common Units”) was automatically converted into 0.1049203474320 shares of common stock, par value $0.01 per share, of the Converted Company (each such share, a “Common Share”), (b) each issued and outstanding common equivalent preferred unit of the Converting Company (the “Common Equivalent Preferred Units”) for which the holder had not elected to convert such unit into shares of Series A convertible preferred stock, par value $0.01 per share, of the Converted Company (the “Series A Preferred Shares”), automatically converted into 0.1086138208640 Common Shares if such Common Equivalent Preferred Unit was designated a Series A Common Equivalent Preferred Unit or 0.1049203474320 Common Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit and (c) each outstanding Common Equivalent Preferred Unit for which the holder thereof had made an election to convert such unit into Series A Preferred Shares, converted into 0.1086138208740 Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series A Common Equivalent Preferred Unit or 0.0919280171940 Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit.

For the periods prior to the Closing, the number of outstanding units, weighted average number of outstanding units, loss per common unit, equity-based compensation and other financial amounts previously expressed on the basis of Common Units have been retroactively adjusted on the basis of Common Shares reflecting the common unit conversion ratio, as described above.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, useful lives of property, plant and equipment, incremental borrowing rates for lease liability measurements, fair values of forward purchase and sales contracts, green coffee associated with forward contracts, warrant liabilities, share-based compensation, contingencies, and income taxes, among others. We base our estimates on historical experience, current and expected macroeconomic conditions such as inflation, consumer spending trends and interest rates, and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

Liquidity

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement (Note 12) and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that its projected cash flow from operations and available borrowings under our Credit Agreement will be sufficient to fund operations for at least the next twelve months. During the year ended December 31, 2022, we were impacted by the negative effects of inflation on both our customer volume demand and manufacturing costs, including price increases in fuel, food, materials and labor. We attempt to mitigate the impacts of inflation wherever possible. Our mitigation strategies include working with our vendors and suppliers to ensure that we have adequate access to raw materials. In addition, where possible, we seek to recover inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. The persistence of these negative effects on our business could adversely impact our ability to reach our revenue and other financial targets. If we are unable to meet our financial targets and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants. As management’s ability to amend its financial covenants cannot be assured, management has committed to delay growth capital expenditures and/or reduce operating expenses, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Change in Accounting Principle

In 2021, the Company elected to change its accounting principle for goodwill by unwinding its previous election of applying the private company alternative accounting for the subsequent measurement of goodwill and apply Accounting Standards Codification (“ASC”) 350-20, Intangibles — Goodwill and Other. The private company alternative permits companies to amortize goodwill and to test goodwill for an impairment at an enterprise level. The Company applied ASC 350 retrospectively beginning January 1, 2020, which resulted in the Company unwinding the accumulated amortization of goodwill recognized through January 1, 2020 of $6.6 million. Accordingly, this change resulted in an increase in goodwill and a decrease in accumulated deficit of $6.6 million as of January 1, 2020. The impact to the Consolidated Statement of Operations for the year ended December 31, 2020 was the reversal of $14.6 million of

Goodwill amortization previously recognized in selling, general and administrative expenses and the recognition of a goodwill impairment charge of $76.9 million, the net of which resulted in a $62.2 million and $63.2 million increase to loss before income taxes and net loss, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities not exceeding three months at the time of purchase. The fair values of our cash and cash equivalents approximate the amounts shown on our Consolidated Balance Sheets due to their short-term nature.

Restricted Cash

Restricted cash represents cash maintained in margin accounts in accordance with futures market and broker regulations. In accordance with the Company’s accounting policy, the Company does not adjust the value of its derivative assets or liabilities by the amount of cash held in margin accounts.

The total cash and cash equivalents and restricted cash is as follows:

(Thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$16,838	$19,344
Restricted cash	9,567	3,526
Total	$26,405	$22,870

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consist principally of amounts billed and currently due from customers and are generally unsecured and due within 30 to 60 days. A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and deductions. Our accounting policy for the allowance for credit losses requires us to reserve an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers. This evaluation considers the customer demographic, such as large commercial customers as compared to small businesses or individual customers. We consider our accounts receivable delinquent or past due based on payment terms established with each customer. Accounts receivable are written off when the account is determined to be uncollectible.

Activity in the allowance for credit losses was as follows:

	Year Ended December 31,
(Thousands)	2022	2021
Balance at beginning of period	$3,749	$3,977
Charged to selling, general and administrative expense	1,790	439
Write-offs	(2,516)	(667)
Total	$3,023	$3,749

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method (“FIFO”), or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and manufacturing overhead costs.

Within our Sustainable Sourcing & Traceability segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Consolidated Statements of Operations. For the years ended December 31, 2022, 2021 and 2020, we recognized $12.3 million of net unrealized losses, $8.4 million of net unrealized gains and $2.0 million of net unrealized losses, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is allocated between cost of sales and selling, general and administrative expense and is determined using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized using the straight-line method over the remaining life of the lease or useful life of the asset, whichever is shorter. Maintenance and repairs are charged to operating expense when incurred.

As part of normal business operations, we identify long-lived assets that are no longer productive and dispose of them. Gains and losses on disposals of assets are presented separately in our Consolidated Statements of Operations as part of operating expenses. For the year ended December 31, 2020, we recognized a loss on disposal of property, plant and equipment of $5.8 million related to equipment associated with the acquired S&D Coffee, Inc. (“S&D”) Direct-Store-Delivery business, as described in Intangible Assets below.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350 Goodwill – Intangible and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. As of December 31, 2022, all of our goodwill is assigned to our Beverage Solutions reporting unit. Unless circumstances otherwise dictate, the annual impairment test is performed as of October 1.

We first evaluate impairment of goodwill by assessing qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount (the “Step Zero” analysis). If the Step Zero analysis indicates that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will perform a quantitative assessment of goodwill impairment.

Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and circumstances affecting the reporting unit. If we choose to perform a qualitative assessment and, after consideration of all relevant factors and circumstances, we determine that it is more likely than not that a reporting unit’s fair value is less than its carrying value, we would perform a quantitative fair value test.

When performing a quantitative assessment, we estimate the fair value of our reporting unit using a combination of an income approach based on the present value of estimated future cash flows, and a market approach based on market data of comparable businesses and acquisitions multiples paid in recent transactions. We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each in the determination of the concluded fair value. If the carrying value of a reporting unit’s net assets is less than its fair value, no indication of impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the Consolidated Statements of Operations not to exceed the carrying value of goodwill.

Fair value determinations of the business require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for the purposes of a quantitative goodwill impairment test prove to be an accurate prediction of future results. Key assumptions include our expected revenue growth rates, operating profits, levels of capital expenditures, and costs of capital. In determining these assumptions, we considered our ability to execute on our plans, future economic conditions, interest rates, and other market data. Many factors are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections; and therefore, could affect the likelihood and amount of potential impairment in future periods. Accordingly, if our current cash flow assumptions are not realized, it is possible that an impairment charge may be recorded in the future.

During the fourth quarter of 2022, the Company completed a qualitative analysis to evaluate impairment of goodwill and concluded that it was more likely than not that the fair value of our goodwill reporting unit exceeded the carrying amount. We reached this conclusion based on the valuation of our recently completed de-SPAC merger transaction, industry tailwinds, and in consideration of the significant excess fair value over carrying value of the prior year quantitative goodwill impairment evaluation. As a result, the Company concluded that no impairment existed in the year ending December 31, 2022.

During the year ended December 31, 2020, due to the negative economic impacts that COVID-19 had on our business, we determined it was more-likely-than-not that the estimated fair value of our goodwill reporting units was less than its carrying value. Accordingly, we performed a quantitative assessment to determine whether a goodwill impairment existed during the second quarter of 2020. The discounted cash flow model reflects our assumptions regarding revenue growth rates, including estimated implications of COVID-19 to our revenues, cost structure, economic and market trends and other expectations around the anticipated operating results of our business. We discounted the estimated cash flows for the entity using rates that represent a market participant’s weighted average cost of capital commensurate with the underlying business operations. The market approach develops an indication of fair value by calculating average market pricing multiples of revenues and EBITDA for selected peer publicly-traded companies, as well as multiples for relevant transactions that have taken place. As a result of changes in consumer behaviors caused by mitigation strategies enacted to combat the spread of COVID-19, we experienced a decrease in the demand for our products, which resulted in an impairment charge of $76.9 million in our Beverage Solutions segment in the second quarter of 2020.

Following the acquisition of S&D, and due to the implications of COVID-19 and its related impacts to our distribution operations, we assessed the acquired S&D Direct-Store-Delivery (“DSD”) distribution business and determined to close the DSD distribution business in June 2020. As a result of exiting the business and loss of projected revenues that supported the acquired S&D trademark, we fully impaired the associated acquired trademark and recorded a non-cash impairment charge of $5.2 million for the year ended December 31, 2020, which is recognized in impairment charges in the Consolidated Statements of Operations.

Impairment of Property, Plant and Equipment

We review our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset group. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value. For the years ended December 31, 2022, 2021 and 2020, there were no events or changes in circumstances indicating that the carrying amount of any of our asset groups were not recoverable from future undiscounted cash flows we expect the asset groups to generate, and no impairment losses were recognized.

Intangible Assets

As of December 31, 2022, our intangible assets subject to amortization, net of accumulated amortization were $130.9 million. Intangible assets, including acquired finite-lived intangible assets, are amortized on a straight-line basis over their remaining useful lives. The useful life for the customer relationship intangible assets acquired in our acquisitions was determined to be the expected remaining life of those relationships on a basis that reflects the pattern of realization. Other intangible assets are amortized over their expected recovery periods.

Finite-lived intangible assets are tested for impairment with the applicable asset group and evaluated for impairment along with property, plant and equipment. For the years ended December 31, 2022 and 2021, no impairment losses were recognized related to intangible assets subject to amortization.

Warrant Liabilities

We account for warrants assumed in connection with the Transaction (see Note 4) in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Consolidated Statements of Operations.

The Company remeasures the fair value of the Westrock Public Warrants (as defined in Note 4) based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants (as defined in Note 4) are valued using a binomial lattice valuation model. For the year ended December 31, 2022, the Company recognized $29.7 million of losses related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Consolidated Statements of Operations.

Debt Issuance Costs

Debt issuance costs consist primarily of loan origination fees, underwriting, legal and other direct costs related to the issuance of debt. Fees related to the issuance of our Term Loan Facility are capitalized and amortized to interest expense over the term of the debt using the frozen effective yield method. The unamortized amount is presented as a reduction of long-term debt on the Consolidated Balance Sheets. Fees related to our Revolving Credit Facility are amortized ratably over the term of the Revolving Credit Facility and are included in other long-term assets in the accompanying Consolidated Balance Sheets. Amortization of deferred debt issuance costs are included in interest expense in the Consolidated Statements of Operations.

Derivatives

We use derivative financial instruments to manage our exposure to movements in certain commodity prices, primarily green coffee. All derivative instruments are valued at fair value in the Consolidated Balance Sheets. We do not use derivative instruments for speculative purposes.

For coffee-related derivative instruments designated as cash flow hedges, the change in fair value of the derivative is reported as accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into product costs of sales in the period, or periods, when the hedged transaction affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values of the cash flows of the underlying exposures being hedged. The change in fair value of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings.

Revenue Recognition

The Company’s revenue consists of products and services which are accounted for under ASC 606, Revenue from Contracts with Customers, (“ASC 606”) and from commodity contracts that are accounted for under ASC 815. We recognize revenue, net of sales returns, when ownership passes to customers for products manufactured in our own plants and/or by third parties on our behalf, and when prices to our customers are fixed or determinable and collection is reasonably assured. This may be upon shipment of goods or upon delivery to the customer, depending on the contractual terms. Shipping and handling costs paid by the customer to us are included in revenue. Although we occasionally accept returns of products from our customers, historically returns have not been material.

Sales Incentives

We participate in various incentive programs with our customers, including volume-based incentives, contractual rebates and promotional allowances. Volume incentives are based on our customers achieving volume targets for a period of time. Volume incentives and contractual rebates are deducted from revenue and accrued as the incentives are earned and are based on management’s estimate of the total the customer is expected to earn and claim. Promotional allowances are accrued at the time of revenue recognition and are deducted from revenue based on either the volume shipped, or the volume sold at the retailer location, depending on the terms of the allowance. We regularly review customer sales forecasts to ensure volume targets will be met and adjust incentive accruals and revenues accordingly.

Costs of Sales

We record costs associated with the manufacturing of our products in costs of sales. Finished goods inventory costs include the costs of direct labor and materials and the applicable share of overhead expense chargeable to production.

Selling, General and Administrative Expense

We record all other expenses not charged to production as selling, general and administrative expense, except those meeting the definition of acquisition, restructuring and integration expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of selling, general and administrative expense. For the years ended December 31, 2022, 2021 and 2020, advertising expenses were approximately $3.6 million, $2.9 million and $2.7 million, respectively.

Shipping and Handling Costs

Shipping and handling costs incurred to deliver products from our locations to the end-user consumer of those products are recorded in selling, general and administrative expense in our Consolidated Statements of Operations. Shipping and handling costs included in selling, general and administrative expense were $22.1 million, $19.9 million and $15.9 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

Shipping and handling costs incurred to store, prepare, and move products between production facilities or from production facilities to branch locations or storage facilities are recorded in costs of sales.

Equity-Based Compensation

We have determined that our equity-based awards qualify as equity classified awards, and are measured based on the fair value of the award on the date of the grant. See Note 16.

Foreign Currency Translation

The functional currency of our Rwandan subsidiary is the Rwandan Franc. All other international subsidiaries of the Company use the U.S. Dollar as their functional currency. The assets and liabilities of non-U.S. active operations are translated to U.S. dollars at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average monthly exchange rates prevailing during the period. The resulting gains or losses are recorded in AOCI.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases, using enacted income tax rates expected to apply when the deferred tax assets and liabilities are expected to be realized or settled. The Company’s foreign subsidiaries file income tax returns and are subject to tax provisions in their respective foreign tax jurisdictions.

A valuation allowance is established to reduce deferred income tax assets if, on the basis of available evidence, it is more likely than not that all or a portion of any deferred tax assets will not be realized. The consideration of available evidence requires significant management judgment including an assessment of the future periods in which the deferred tax assets and liabilities are expected to be realized and projections of future taxable income. Specifically, in assessing the need for a valuation allowance, we consider the reversal of taxable temporary differences, future taxable income, the ability to carryback certain attributes and tax-planning strategies. The ultimate realization of the deferred tax assets, including net operating losses, is dependent upon the generation of future taxable income during the periods prior to their expiration. If our estimates and assumptions about future taxable income are not appropriate, the value of our deferred tax assets may not be recoverable, which may result in an increase to our valuation allowance that will impact current earnings. We re-evaluate our need for a valuation allowance on a quarterly basis.

We account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, based on the technical merits. The second step requires management to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

We recognize interest and penalties related to unrecognized tax benefits within the income tax benefit line in the accompanying Consolidated Statements of Operations, and we include accrued interest and penalties within other long-term liabilities in the accompanying Consolidated Balance Sheets.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. The fair value of the acquired assets and liabilities assumed are estimated using the income, market and/or cost approach. The income approach utilizes the present value of estimated future cash flows that a business or asset can be expected to generate, while under the market approach, the fair value of an asset or business reflects the price at which comparable assets are purchased under similar circumstances. Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of operating results, business plans, expected growth rates, capital expenditure plans, costs of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management. Small changes in these assumptions or estimates could materially affect the estimated fair value. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. If such an adjustment is required, the Company will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The results of operations of businesses acquired are included in the Company’s Consolidated Financial Statements from their dates of acquisition.

Noncontrolling Interest

The Company has an 85% ownership interest in Falcon Coffees Limited, which operates our trading business and is reported within our Sustainable Sourcing & Traceability segment. Equity interests not owned by us are reflected as noncontrolling interests. In the Consolidated Statements of Operations, we allocate net income (loss) attributable to non-controlling interest to arrive at net income (loss) attributable to common shareholders based on their proportionate share.

Acquisition, Restructuring and Integration Expense

The Company expenses non-capitalizable acquisition, restructuring and integration expenses in the period in which they are incurred and services are received. Acquisition costs represent incremental transaction pursuit and unsuccessful pursuit costs, including professional services (legal, accounting, advisory, etc.), finder’s fees and other direct expenses associated with an acquisition. Restructuring and integration costs include direct costs related to restructuring activities, and costs necessary to integrate an acquired business, including professional services, systems and data conversions, severance and retention bonuses to employees of an acquired business.

Restructuring Plans

The Company accounts for exit or disposal of activities in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). The Company defines a business restructuring as an exit or disposal activity that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges may include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities.

During the year ended December 31, 2020, as a result of the closure of the acquired DSD business, we recognized $13.9 million of pre-tax restructuring charges, consisting of $5.6 million of lease termination expenses and $8.3 million of employee termination costs, which are reported in acquisition, restructuring and integration expense in the Consolidated Financial Statements. During the year ended December 31, 2021, the Company incurred $2.0 million of restructuring costs, which are recorded within acquisition, restructuring and integration expense on the Consolidated Statement of Operations. As of December 31, 2022 and 2021, we had no on-going restructuring plans and no restructuring liabilities outstanding.

Recently adopted accounting pronouncements

Update ASU 2016-02 – Leases (Topic 842) and Update ASU 2018-10 – Codification Improvements to Topic 842, Leases

Effective January 1, 2022, we account for leases in accordance with ASC 842, Leases (“ASC 842”). The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

We adopted ASC 842 using a modified retrospective transition approach as permitted by the amendments of Accounting Standards Update (“ASU”) 2018-11 Leases (Topic 842): Target Improvements, which provides an alternative modified retrospective transition method. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e., January 1, 2022). We have elected to adopt the package of transition practical expedients and, therefore, have not reassessed (i) whether existing or expired contracts contain a lease, (ii) lease classification for existing or expired leases, or (iii) the accounting for initial direct costs that were previously capitalized.

We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (i) there is an identified asset in the contract that is land or a depreciable asset, and (ii) the customer has a right to control the use of the identified asset. We enter into lease contracts for manufacturing and production facilities, distribution and warehousing facilities, vehicles and machinery and equipment. Upon adoption, we recognized $13.0 million of ROU assets and lease liabilities on our Consolidated Balance Sheets. See Note 9 for additional disclosures related to leases.

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

Variable lease payments associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are included in both costs of sales and selling, general and administrative expense in our Consolidated Statements of Operations.

We monitor for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the associated ROU asset, unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset is recorded in the Consolidated Statements of Operations.

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

Update ASU 2020-06 – Debt-Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 (i) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (ii) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (iii) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method.

In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective January 1, 2021. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.

Recently issued accounting pronouncements

Update ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, instead of at fair value on the acquisition date as previously required by ASC 805. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company has not yet adopted ASU 2021-08; however, we do not believe this standard will have a material impact on our Consolidated Financial Statements.

Update ASU 2022-04 - Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company will adopt applicable amendments within ASU 2022-04 on a retrospective basis beginning January 1, 2023. The amendments to ASU 2022-04 do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs.

Note 4. De-SPAC Merger Transaction

On August 26, 2022, the Company completed the Transaction with Riverview. At Closing, the Company issued 12,868,151 Common Shares to public and class B shareholders of Riverview, receiving $49.8 million of the cash held in the trust account of Riverview, which is net of $17.1 million of Riverview transaction expenses that were either paid by Riverview prior to Closing or offset against proceeds received by the Company at Closing. The 12,868,151 shares issued at Closing include 1,910,000 shares issued to PIPE investors who elected to satisfy their PIPE commitments through the purchase of shares of Class A common stock of Riverview (“Riverview Class A Shares”) on the public market, pursuant to the terms of their respective subscription agreements.

Substantially concurrently with the Closing, the Company received $205.9 million in cash proceeds (which amount excludes contribution to the Company of certain related party notes as described in Note 12) from common stock PIPE investments (the “PIPE Financing”), issued 20,590,000 Common Shares to the PIPE investors (which share amount excludes the conversion of the related party notes as described in Note 12), and entered into a credit agreement that includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million. See Note 12 for additional disclosures regarding the new credit agreement.

Prior to the Closing, the Company’s ownership interests consist of two classes of equity, referred to as Common Units and Common Equivalent Preferred Units (the “CEP Units”). At inception, each CEP Unit has a liquidation preference of $1.00 per unit, increased by an amount accruing at the rate of 10% per annum, compounding annually, based on its liquidation preference as of the time of such accrual, and reduced by the cumulative amount of any cash dividends or distributions, if any, made by the Company in respect of such CEP Unit (the “CEP Unit Liquidation Preference”). During the years ended December 31, 2022, 2021 and 2020, the CEP Units accrued $13.9 million, $24.2 million and $18.5 million of liquidation preference, respectively. In connection with the Closing, holders of Common Equivalent Preferred Units were paid a cash dividend totaling $4.4 million, which is equal to the accreted liquidation preference of the Common Equivalent Preferred Units from June 30, 2022 through Closing.

Pursuant to the Transaction Agreement, (a) each issued and outstanding Common Unit converted into 0.1049203474320 Common Shares, (b) each issued and outstanding Common Equivalent Preferred Unit for which the holder had not elected to convert such unit into shares of Series A convertible preferred stock of Westrock (the “Westrock Series A Preferred Shares”) (see Note 13), automatically converted into 0.1086138208640 Common Shares if such Westrock Preferred Unit was designated a Series A Common Equivalent Preferred Unit or 0.1049203474320 Common Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit and (c) each outstanding Westrock Preferred Unit, for which the holder thereof had made an election to convert such unit into Westrock Series A Preferred Shares, converted into 0.1086138208740 Westrock Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series A Common Equivalent Preferred Unit or 0.0919280171940 Westrock Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit.

As a result, we issued 34,855,535 Common Shares to holders of Common Units, 2,220,305 Common Shares to holders of Common Equivalent Preferred Units who elected to convert their Common Equivalent Preferred Units into Common Shares, and 23,587,952 Westrock Series A Preferred Shares to holders who elected to convert their Common Equivalent Preferred Units into Westrock Series A Preferred Shares. The Company realized a net loss on extinguishment of the Common Equivalent Preferred Units of $2.9 million, including the payment of approximately $1.3 million of issuance costs, which have been recorded within accumulated deficit on our Consolidated Balance Sheets and adjusts earnings attributable to common shareholders in computing basic and diluted earnings per share.

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

The financial statements of the combined entity represent a continuation of the financial statements of Westrock, and the net assets of Riverview have been stated at historical cost, with no goodwill or other intangible assets recorded. The equity and net loss per unit attributable to common equityholders of the Company, prior to the Closing, have been retroactively adjusted as shares reflecting the common unit conversion ratio discussed above.

Proceeds from the Transaction and the $175.0 million term loan facility were used to pay off and terminate our then existing term loan and asset-based lending agreements, and to pay expenses related to the Transaction and the new credit agreement.

The Company and Riverview incurred $24.0 million and $17.1 million, respectively, of expenses related to the Transaction. These expenses consist of underwriting fees, professional services (legal, accounting, advisory, etc.) and other direct expenses associated with the Transaction. Costs incurred by Westrock were initially capitalized as incurred in the other assets on the Consolidated Balance Sheets. As a result of the transaction, $24.0 million of transaction costs incurred by the Company related to the issuance of shares were recognized in additional paid-in capital as a reduction of proceeds. The $17.1 million of expenses incurred by Riverview were either paid by Riverview prior to Closing or netted against proceeds received by the Company at Closing. There were no deferred transaction costs recorded in the Consolidated Balance Sheets as of December 31, 2022.

Common Stock Warrants

The Company assumed 12,500,000 publicly-traded Riverview Warrants (“Public Warrants”) and 7,400,000 private placement Riverview Warrants (“Private Warrants”), which were originally issued by Riverview in connection with its initial public offering and, as a result of the assumption by the Company, became Westrock Warrants. The Public Warrants assumed by Westrock are referred to as the “Westrock Public Warrants” and the Private Warrants assumed by Westrock are referred to as the “Westrock Private Warrants”. The Westrock Warrants are included in warrant liabilities on the Company’s Consolidated Balance Sheet. The Westrock Warrants entitle the holder to purchase one share of Common Share at an exercise price of $11.50 per share.

The Westrock Warrants became exercisable for cash on December 21, 2022 upon the effectiveness of our Registration Statement on Form S-1 (File No. 333-267509) (“Warrant Registration Statement”) registering the Common Shares issuable upon the exercise of the Westrock Warrants. The Westrock Warrants may only be exercised for a whole number of shares, and will expire on August 26, 2027 (i.e., five years following the Closing), or earlier upon redemption or liquidations. Westrock may redeem the outstanding Westrock Public Warrants (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported last sale price of the Common Shares for any 20 trading days within a 30-trading day period ending three business days before Westrock sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share. During any period when Westrock fails to maintain an effective registration statement registering the Common Shares issuable upon the exercise of the Westrock Warrants, Westrock is required to permit holders of

Westrock Warrants to exercise their Westrock Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exemption.

Between November 25, 2022 and December 21, 2022, the effective date of the Warrant Registration Statement, 527,084 Westrock Public Warrants were exercised on a cashless basis, in accordance with the terms of the Westrock Warrants, resulting in the issuance of 94,453 Common Shares. There were no other exercises of Warrants for the year ended December 31, 2022. From December 31, 2022 through the date of these financial statements, Westrock has received $2.6 million in cash proceeds from the exercise of 228,796 Public Warrants, resulting in the issuance of 228,796 Common Shares.

The Westrock Private Warrants, which became transferable, assignable and salable on September 26, 2022 (i.e., 30 days after the Closing), are currently held by the Riverview Sponsor, and are generally identical to the Westrock Public Warrants, except they cannot be redeemable by Westrock so long as they are held by the Riverview Sponsor or its permitted transferees. The Riverview Sponsor, or its permitted transferees, have the option to exercise the Westrock Private Warrants on a cashless basis. If the Westrock Private Warrants are held by holders other than the Riverview Sponsor or its permitted transferees, the Westrock Private Warrants will become redeemable by Westrock and exercisable by the holders on the same basis as the Westrock Public Warrants.

Note 5. Revenue

Revenue from Contracts with Customers (ASC 606)

We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. Our principal source of revenue is from the procurement, trade, manufacture, and distribution of coffee, tea and extracts to customers in the United States, Europe, and Asia.

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

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such transactions are accounted for as financing transactions in accordance with ASC 606.  At December 31, 2022, the Company has $14.6 million of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Consolidated Statements of Cash Flows.

Revenue from Forward Contracts (ASC 815)

A portion of the Company’s revenues consist of sales from commodity contracts that are accounted for under ASC 815. Sales from commodity contracts primarily relate to forward sales of green coffee which are accounted for as derivatives at fair value under ASC 815. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying, notional amount, no initial net investment and can be net settled since the commodity is readily converted to cash. The Company does not apply the normal purchase and normal sale exception under ASC 815 to these contracts.

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within cost of sales on our Consolidated Statements of Operations. For the years ended December 31, 2022, 2021 and 2020, we recorded $8.8 million of net unrealized gains, $4.8 million of net unrealized losses and $2.2 million of net unrealized gains, respectively, within costs of sales.

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $181.7 million, $145.6 million and $123.8 million in revenues under ASC 815, respectively, and are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $1.3 million at December 31, 2022 and $1.9 million at December 31, 2021.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of December 31, 2022 or 2021. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Consolidated Balance Sheets. At December 31, 2022 and 2021, accounts receivable, net included $104.7 million and $89.0 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of December 31, 2022 and 2021, no costs were capitalized as all arrangements were less than a year.

Contract assets, primarily deferred promotional incentives paid to customers, totaled $0.4 million at December 31, 2022 and $0.5 million at December 31, 2021, and were included in prepaid expenses and other current assets on our Consolidated Balance Sheets. Deferred promotional incentives are amortized straight-line over the contract life. Amortization of deferred contract costs for the years ended December 31, 2022, 2021 and 2020 was $1.2 million, $0.3 million and $1.3 million, respectively, and are included in revenues in our Consolidated Statements of Operations.

Concentration of Customers

For the years ended December 31, 2022 and 2021, no customers accounted for more than 10% of our consolidated net revenues. For the year ended December 31, 2020, one customer, which is reported within our Beverage Solutions segment accounted for approximately 10% of our net revenue.

Disaggregated Revenue

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, is as follows:

	Year Ended December 31,
(Thousands)	2022	2021	2020
Coffee & tea	$569,464	$445,466	$344,919
Flavors, extracts & ingredients	112,155	98,850	72,460
Other	3,684	6,697	7,527
Green coffee	182,569	147,131	125,940
Net sales	$867,872	$698,144	$550,846

	Year Ended December 31,
(Thousands)	2022	2021	2020
United States	$719,437	$583,011	$445,210
All other countries	148,435	115,133	105,636
Net sales	$867,872	$698,144	$550,846

Note 6. Acquisitions

Kohana Coffee, LLC

November 14, 2022, Westrock Beverage Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, acquired one hundred percent (100%) of the equity securities of Kohana Coffee, LLC (“Kohana Coffee”), a Texas limited liability company (“Kohana Acquisition”). Kohana Coffee is an extract and ready-to-drink focused business, based in Richmond, California, serving customers in the retail and CPG industries. The acquisition allows the Company to accelerate the development, production, and distribution of ready-to-drink products in cans and bottles. Aggregate consideration paid for Kohana Coffee included 1,852,608 shares of common stock of the Company, par value $0.01 per share, and approximately $15.7 million in cash, subject to customary adjustments.

The fair value of the stock consideration was based on the closing price of the Company’s common stock on the date of acquisition. The total consideration paid in the Kohana Acquisition is summarized below:

(Thousands)
Cash consideration	$15,682
Fair value of stock consideration	23,435
Total Consideration	$39,117

The table below summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed:

(Thousands)	Acquired Value
Cash and cash equivalents	$797
Accounts receivable	881
Inventory	2,306
Property, plant and equipment	8,387
Goodwill	16,946
Intangible assets	11,638
Accounts payable and accrued liabilities	(1,838)
Total	$39,117

The assets and liabilities acquired in the Kohana Acquisition are recorded at their estimated fair values.

The above purchase price allocation is considered preliminary and is subject to change when the valuation of assets and liabilities is finalized upon receipt of the final valuation report from a third-party valuation expert, and the settlement of post-closing working capital adjustments, which is anticipated to be finalized during 2023.

The cost of the acquisition in excess of the fair market value of the tangible and intangible assets acquired less liabilities assumed represents acquired goodwill, which is deductible for tax purposes. The goodwill arising from the transaction is primarily attributable to strategic opportunities from the acquisition of Kohana, including our ability to accelerate the development, production, and distribution of ready-to-drink products in cans and bottles to our existing customers.

Intangible Assets

In our determination of the fair value of intangible assets, we consider, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business’ products. The estimated fair values of identified intangible assets are calculated considering both market participant expectations, using an income approach, as well as estimates and assumptions provided by Westrock management and management of the acquired business. Assumptions include, but are not limited to, expected revenue growth, weighted-average terminal growth rates, risk adjusted discount rate and royalty rate.

The estimated fair value of customer relationships represents future after-tax discounted cash flows that will be derived from sales to existing customers of the acquired business as of the date of acquisition.

The following table sets forth the components of identified intangible assets associated with the Kohana Acquisition and their estimated weighted average useful lives:

	Estimated Fair	Estimated Useful
(Thousands)	Market Value	Life
Customer relationships	$11,148	10 years
Favorable lease asset	490	2.5 years
Total	$11,638

Kohana Coffee, which is reported within our Beverage Solutions segment, contributed net sales of $1.5 million and operating loss of $0.5 million from the date of acquisition through December 31, 2022. Expenses associated with the acquisition were not material.

The following table presents the unaudited pro forma summary of our financial results as if the Kohana Acquisition had occurred on January 1, 2021. The pro forma results include additional depreciation and amortization resulting from purchase accounting adjustments. The pro forma results do not include any synergies or other benefits of the acquisition. The pro forma results are not indicative of future results of operations, or results that might have been achieved had the acquisition been consummated on January 1, 2021.

	Year Ended	Year Ended
(Thousands, except per share amounts)	December 31, 2022	December 31, 2021
Revenue	$884,228	716,849
Net loss attributable to common shareholders	(84,651)	(44,353)

S&D Coffee, Inc.

On February 28, 2020, the Company acquired 100% of the issued and outstanding shares of capital stock of S&D in exchange for $401.6 million in cash. The acquisition was financed with the issuances of Common Equivalent Preferred Units, a $240.0 million term loan, and a $25.0 million draw from an asset-based lending facility. The acquisition allowed the Company to expand our blue-chip customer base and product capabilities, creating an integrated coffee, tea, and extract company serving retailers, restaurants, convenience stores, and the hospitality industry.

The total consideration paid in the S&D acquisition is summarized below:

(Thousands)
Cash paid to Cott Corporation	$397,878
Cash paid on behalf of sellers for seller's transaction expenses	5,241
Post-close working capital adjustments	(1,500)
Total Consideration	$401,619

The table below summarizes the purchase price allocation of the assets acquired, and liabilities assumed:

(Thousands)	Acquired Value
Cash and cash equivalents	$8,282
Accounts receivable	57,818
Inventory	67,297
Prepaid expenses and other current assets	1,810
Property, plant and equipment	92,369
Goodwill	159,320
Intangible assets	142,920
Other assets	3,319
Accounts payable and accrued liabilities	(87,216)
Long-term debt	(147)
Deferred tax liabilities	(42,168)
Other long-term liabilities	(1,985)
Total	$401,619

The assets and liabilities acquired in the S&D acquisition are recorded at their estimated fair values per valuations.

The cost of the acquisition in excess of the fair market value of the tangible and intangible assets acquired less liabilities assumed represents acquired goodwill, which is not deductible for tax purposes. The acquisition provides the Company with an expanded presence and manufacturing and distribution synergies, which provide the basis for the goodwill recognition. Additionally, the existence of an assembled workforce was not considered an identifiable asset below, and any value attributed to it was subsumed into the valuation of goodwill.

Intangible Assets

In our determination of the fair value of intangible assets, we consider, among other factors, the best use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business’ products. The estimated fair values of identified intangible assets are calculated considering both market participant expectations, using an income approach, as well as estimates and assumptions provided by Westrock management and management of the acquired business. Assumptions include, but are not limited to, expected revenue growth, weighted-average terminal growth rates, risk adjusted discount rate and royalty rate.

The estimated fair value of customer relationships represents future after-tax discounted cash flows that will be derived from sales to existing customers of the acquired business as of the date of acquisition.

The estimated fair value of the trademark represents the future projected cost savings associated with the premium and brand image obtained as a result of owning the trademark as opposed to obtaining the benefit of the trademark through a royalty or rental fee.

The following table sets forth the components of identified intangible assets associated with the S&D acquisition and their estimated weighted average useful lives:

	Estimated Fair	Estimated Useful
(Thousands)	Market Value	Life
Customer relationships	$137,500	20 years
Trademark	5,200	Indefinite
Favorable lease asset	220	5 years
Total	$142,920

As described in Note 3, as a result of exiting the acquired DSD business and loss of projected revenues that supported the acquired S&D trademark, we fully impaired the associated acquired trademark during the year ended December 31, 2020.

S&D, which is reported within our Beverage Solutions segment, contributed revenue of $349.2 million and operating loss of $1.3 million, excluding $14.3 million acquisition, restructuring and integration costs, and $95.0 million of impairment charges, inventory write-offs and losses on disposal of property, plant and equipment, from the date of acquisition through December 31, 2020.

The following table presents the unaudited pro forma summary of our financial results as if S&D acquisition had occurred on January 1, 2020. The pro forma results include additional depreciation and amortization resulting from purchase accounting adjustments and interest expense associated with debt used to fund the acquisition. The pro forma results do not include any synergies or other benefits of the acquisition. The pro forma results are not indicative of future results of operations, or results that might have been achieved had the acquisition been consummated on January 1, 2020.

Year Ended
(Thousands, except per share amounts)	December 31, 2020
Revenue	$647,935
Net loss attributable to common shareholders	(138,896)

Note 7. Inventories

The following table summarizes inventories as of December 31, 2022 and 2021:

(Thousands)	December 31, 2022	December 31, 2021
Raw materials	$66,925	$45,079
Finished goods	21,232	14,895
Green coffee	57,679	49,192
Total inventories	$145,836	$109,166

Green coffee inventories represents green coffee held for resale. At December 31, 2022 and 2021, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 8. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of December 31, 2022 and 2021:

(Thousands)	Depreciable Lives	December 31, 2022	December 31, 2021
Land		$9,052	$9,150
Buildings	10-40 years	44,425	43,895
Leasehold improvements(1)		1,651	613
Plant equipment	3-15 years	107,885	88,155
Vehicles and transportation equipment	3-5 years	700	876
IT systems	3-7 years	3,053	2,453
Furniture and fixtures	3-10 years	3,529	2,746
Customer beverage equipment(2)	3-5 years	21,930	24,341
Lease right-of-use assets(3)		36	—
Construction in progress and equipment deposits		59,947	8,025
		252,208	180,254
Less: accumulated depreciation		(67,002)	(52,641)
Property, plant and equipment, net		$185,206	$127,613

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $17.4 million, $18.8 million and $18.2 million, respectively. Assets classified as construction in progress are not depreciated, as they are not ready for production use. All assets classified as construction in progress on December 31, 2022 are expected to be in production use.

Note 9. Leases

We have operating leases for manufacturing and production facilities, distribution and warehousing facilities, vehicles and machinery and equipment. Some of our lease agreements have renewal options, tenant improvement allowances, rent holidays and rent escalation clauses. The remaining terms on our leases range from 1 year to 7 years, some of which may include options to extend the leases and some of which may include options to terminate the leases within 1 year.

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	December 31, 2022
Right-of-use operating lease assets	Other long-term assets	$11,090
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,832
Operating lease liabilities - noncurrent	Other long-term liabilities	8,424

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Consolidated Statements of Operations. The components of lease costs are as follows:

Year Ended
(Thousands)	December 31, 2022
Operating lease cost	$907
Short-term lease cost	235
Total	$1,142

The following table presents information about the Company’s weighted average discount rate and remaining lease term:

December 31, 2022
Weighted-average discount rate	8.4%
Weighted-average remaining lease term	4.6 years

Supplemental cash flow information about the Company’s leases is as follows:

Year Ended
(Thousands)	December 31, 2022
Operating cash flows from operating leases	$891

Future minimum lease payments under non-cancellable operating leases as of December 31, 2022 are as follows:

(Thousands)
2023	$3,713
2024	3,264
2025	2,130
2026	1,435
2027	1,385
Thereafter	1,740
Total future minimum lease payments	13,667
Less: imputed interest	(2,411)
Present value of minimum lease payments	$11,256

Disclosures related to periods prior to adoption of ASC 842

Rent expense for operating lease agreements under the previous lease guidance was $4.4 million and $5.7 million, for the years ended December 31, 2021 and 2020, respectively.

As previously reported in our audited Consolidated Financial Statements for year ended December 31, 2021, the minimum future lease payments under the previous lease guidance as of December 31, 2021 were as follows:

(Thousands)
2022	$4,334
2023	4,332
2024	4,174
2025	3,286
2026	2,377
Thereafter	4,373
Total	$22,876

Note 10. Goodwill

Changes in the carrying amount of goodwill occurring during the years ended December 31, 2022 and 2021 were as follows:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2019
Goodwill	$14,616	$14,616
Changes during the period:
Acquisitions	159,320	159,320
Impairments	(76,883)	(76,883)
	97,053	97,053
Balance at December 31, 2020
Goodwill	$173,936	$173,936
Accumulated impairment loss	(76,883)	(76,883)
	97,053	97,053
Balance at December 31, 2021
Goodwill	$173,936	$173,936
Accumulated impairment loss	(76,883)	(76,883)
	97,053	97,053
Changes during the period:
Acquisitions	16,946	16,946
	16,946	16,946
Balance at December 31, 2022
Goodwill	$190,882	$190,882
Accumulated impairment loss	(76,883)	(76,883)
	$113,999	$113,999

Note 11. Intangible Assets, Net

The following table summarizes intangible assets, net as of December 31, 2022 and 2021:

	December 31, 2022
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(18,778)	$129,870
Favorable lease asset	710	(140)	570
Software	919	(473)	446
Intangible assets, net	$150,277	$(19,391)	$130,886

	December 31, 2021
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$137,500	$(12,091)	$125,409
Favorable lease asset	220	(79)	141
Software	758	(394)	364
Intangible assets, net	$138,478	$(12,564)	$125,914

Amortization expense of intangible assets was $6.8 million, $6.7 million and $5.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the weighted average useful life for definite-lived intangibles is approximately 20 years.

The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(Thousands)
2023	$7,588
2024	7,465
2025	7,287
2026	7,194
2027	7,194
Thereafter	94,158
Total	$130,886

Note 12. Debt

Our long-term debt as of December 31, 2022 and 2021 was as follows:

(Thousands)	December 31, 2022	December 31, 2021
Term loan facility	$175,000	$—
Prior term loan facility	—	235,668
Prior ABL facility	—	51,890
International trade finance lines	42,905	4,510
International notes payable	1,750	3,126
Other loans	25	25
Total debt	219,680	295,219
Unamortized debt costs	(2,769)	(4,910)
Current maturities of long-term debt	(11,504)	(8,735)
Short-term debt	(42,905)	(4,510)
Long-term debt, net	$162,502	$277,064

The following table summarizes our long-term debt payments required in each of the next five years and thereafter:

(Thousands)
2023	$11,504
2024	9,367
2025	10,244
2026	14,408
2027	131,252
Thereafter	—
Total	$176,775

Credit Agreement

On August 29, 2022, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million (the “Revolving Credit Facility”) and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million (the “Term Loan Facility”). Proceeds from the Term Loan Facility were used for paying off existing indebtedness. The Revolving Credit Facility and the Term Loan Facility will mature on August 29, 2027. All obligations under the Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the Company’s assets.

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (i) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (ii) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus the Applicable Margin. The Applicable Margin ranges from 1.50% to 2.50% for Adjusted Term SOFR loans and from 0.50% to 1.50% for Base Rate loans, in each case depending on the total net leverage ratio. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility range from 0.20% to 0.35% depending on the total net leverage ratio. At December 31, 2022, the Revolving Credit Facility was undrawn (other than the standby letters of credit outstanding described below) and the interest rate applicable to our Term Loan Facility was 5.7%.

The Term Loan Facility requires quarterly principal payments during the first three years of approximately $2.2 million (1.25% of the original principal balance). Quarterly payments increase to approximately $3.3 million and $4.4 million (1.875% and 2.5% of the original principal balance) during the fourth and fifth years, respectively.

We incurred $6.0 million of financing fees in connection with the Credit Agreement. $3.0 million of the fees were allocated to the Term Loan Facility and are being amortized utilizing the frozen effective yield method based on the interest rate in place at the issuance of the Term Loan Facility. $3.0 million of the fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Consolidated Balance Sheets and are being amortized ratably over the term of the Revolving Credit Facility.

We had $2.6 million of standby letters of credit outstanding at December 31, 2022.

The Credit Agreement contains two financial covenants requiring maintenance of a total net leverage ratio not to exceed 4.50 to 1.00, with a stepdown to 4.00 to 1.00 on the 18-month anniversary of the closing date of the Credit Agreement (with an option to increase to 4.50 to 1.00 following certain permitted acquisitions), and an interest coverage ratio of at least 1.50 to 1.00 (the “Financial Covenants”). At December 31, 2022, and the date of these financial statements, we were in compliance with the Financial Covenants.

Prior Term Loan Facility

On February 28, 2020, Westrock Beverage Solutions, LLC, as borrower, borrowed $240.0 million of term loans from various financial institutions pursuant to a loan and security agreement (the “Prior Term Loan Agreement”) (such term loans, the “Prior Term Loan Facility”). In connection with the Closing, all outstanding Prior Term Loan Facility balances were repaid, and the associated Prior Term Loan Agreement was terminated. The Company paid a $1.6 million early termination fee, and wrote off $4.0 million of unamortized deferred financing fees associated with the termination of the Prior Term Loan Facility, which are recorded within interest expense on the Consolidated Statement of Operations.

Prior ABL Facility

On February 28, 2020, Westrock Beverage Solutions, LLC, as borrower, entered into a loan and security agreement with Bank of America as administrative agent (the “Prior ABL Credit Agreement”) that created an asset-based loan of $90.0 million (the “Prior ABL Facility”). In connection with the Closing, all outstanding Prior ABL Facility balances were repaid, and the associated Prior ABL Credit Agreement was terminated. Upon termination, we wrote off $0.3 million of the $1.3 million unamortized deferred financing fees associated with the Prior ABL Facility, which are recorded within interest expense on the Consolidated Statement of Operations. The remaining unamortized deferred financing fees were allocated to the new Revolving Credit Facility and will be amortized over the life of the Revolving Credit Facility. Outstanding letters of credit under the Prior ABL Facility were replaced by letters of credit under the Credit Agreement.

International Debt and Lending Facilities

Falcon maintains a working capital trade finance facility with multiple financial institutions, which prior to March 16, 2022, was agented by Brown Brothers Harriman (“BBH”), a related party of the Company through its equity interests in the Company, and was reported as short-term related party debt on the Consolidated Balance Sheets. On March 16, 2022, Falcon refinanced its working capital trade finance facility, and the facility was transferred to different lenders with the same terms as the previous facility. At the time of refinance, there was $49.3 million outstanding under the facility. The new facility is uncommitted and repayable on demand. Certain of Falcon’s assets with a net book amount of $39.8 million have been pledged as collateral against the facility as of December 31, 2022. On April 29, 2022, the facility size increased from $50.0 million to $55.0 million and subsequently, on June 16, 2022, the facility size increased to $62.5 million. On December 9, 2022, the facility size decreased from $62.5 million to $47.5 million and subsequently, on December 20, 2022, the facility was modified for various definitions, clauses and schedules within the facility agreement.

At December 31, 2022, there was $36.3 million outstanding under the facility, which is recorded in short-term debt in the Consolidated Balance Sheets. Interest is payable monthly at the U.S. Prime Rate plus 2.50%, subject to a minimum rate of 5.00%. The facility carries an agent fee of 0.25% of total available capital. Availability under the facility is subject to a borrowing base calculation. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of December 31, 2022, and the date of these financial statements.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two stock and mortgage-backed lending facilities with a local bank in Rwanda: a short-term trade finance facility with a balance of $6.6 million at December 31, 2022 and a long-term note payable with a balance of $1.8 million at December 31, 2022.

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

Substantially concurrently with the Closing and pursuant to the terms of their respective subscription agreements with the Company, Wooster and Jo Ellen Ford contributed their respective Subordinated Notes to the Company and in exchange for such contribution, the Company issued Common Shares to Wooster and Jo Ellen Ford. The Company issued a total of 1,330,000 Common Shares in exchange for the contribution of the Subordinated Notes, which were subsequently extinguished.

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

Note 13. Series A Preferred Shares

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date (i.e., the five and a half year anniversary of the date of Closing) using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the year ended December 31, 2022 the Company recorded $1.3 million of accretion with respect to the Westrock Series A Preferred Shares.

Note 14. Derivatives

We record all derivatives, whether designated in a hedging relationship or not, at fair value on the Consolidated Balance Sheets. We use various types of derivative instruments including, but not limited to, forward contracts, futures contracts, and options contracts for certain commodities. Forward and futures contracts are agreements to buy or sell a quantity of a commodity at a predetermined future date, and at a predetermined rate or price. Forward contracts are traded over the counter whereas future contracts are traded on an exchange. Option contracts are agreements to facilitate a potential transaction involving the commodity at a preset price and date.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our Consolidated Statements of Operations as the changes in the fair value of the hedged items attributable to the risk being hedged. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in AOCI and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the years ended December 31, 2022, 2021 or 2020.

Within our Beverage Solutions segment, we have entered into coffee futures contracts to hedge our exposure to price fluctuations on green coffee associated with certain price-to-be-fixed purchase contracts, which generally range from three to twelve months in length. These derivative instruments have been designated as cash flow hedges. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee.

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 29.2 million pounds and 7.9 million pounds as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amount of 98.6 million pounds and 105.5 million pounds, respectively.

Approximately $13.1 million, $7.2 million and $1.7 million of net realized gains, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the estimated amount of net gains reported in AOCI that is expected to be reclassified to the Consolidated Statements of Operations within the next twelve months is $12.3 million.

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

The fair value of our derivative assets and liabilities included in the Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$—	$172
Total		$—	$172

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$15,053	$13,593
Total		15,053	13,593
Total derivative assets		$15,053	$13,765

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative liabilities	$3,334	$—
Total		$3,334	$—

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$4,258	$14,021
Total		4,258	14,021
Total derivative liabilities		$7,592	$14,021

1 - The fair value of coffee futures excludes amounts related to margin accounts.

The following table presents the pre-tax net gains and losses for our derivative instruments:

		Year Ended December 31,
(Thousands)	Statement of Operations Location	2022	2021	2020
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$13,094	$7,197	$1,746

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$8,828	$(4,799)	$2,176

Note 15. Fair Value Measurements

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at December 31, 2022:

	December 31, 2022
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$39,928	$—	$39,928
Forward purchase and sales contracts	—	15,053	—	15,053
Total	$—	$54,981	$—	$54,981

Liabilities:
Coffee futures contracts	$3,334	$—	$—	$3,334
Forward purchase and sales contracts	—	4,258	—	4,258
Westrock Public Warrants	27,179	—	—	27,179
Westrock Private Warrants	—	—	28,342	28,342
Total	$30,513	$4,258	$28,342	$63,113

The following table presents the change in the fair value of Level 3 Westrock Private Warrants liabilities:

Westrock
(Thousands)	Private Warrants
Fair value as of January 1, 2022	$—
Assumption of warrants	11,618
Change in fair value	16,724
Fair value as of December 31, 2022	$28,342

The following table summarizes the fair value of financial instruments at December 31, 2021:

	December 31, 2021
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$47,845	$—	$47,845
Coffee futures contracts	172	—	—	172
Forward purchase and sales contracts	—	13,593	—	13,593
Total	$172	$61,438	$—	$61,610

Liabilities:
Forward purchase and sales contracts	$—	$14,021	$—	$14,021
Total	$—	$14,021	$—	$14,021

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

Westrock Public Warrants are valued based on their quoted market price of $2.27 per warrant as of December 31, 2022. Westrock Private Warrants price of $3.83 per warrant are valued using a binomial lattice valuation model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs were as follows:

December 31, 2022
Stock price	$13.36
Exercise price	11.50
Expected term (years)	5.00
Expected volatility	7.74%
Risk-free rate of return	3.99%
Dividend yield	0.00%

The most significant of these primary unobservable inputs utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, and long-term debt. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. On August 29, 2022, the Company entered into the Credit Agreement, which includes the Term Loan Facility and the Revolving Credit Facility. The Term Loan Facility and the Revolving Credit Facility are carried on the Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of December 31, 2022. In November 2021, we amended our Prior Term Loan Agreement and our Prior ABL Credit Agreement, which comprised our material long-term debt obligations at December 31, 2021. As there was no re-pricing of those obligations in connection with the amendments, the carrying amount of these obligations was estimated by management to approximate fair value as of December 31, 2021. The Prior Term Loan Facility and the Prior ABL Facility were carried on the Consolidated Balance Sheets at amortized cost. The fair value of the Term Loan Facility, Revolving Credit Facility, Prior Term Loan Facility and the Prior ABL Facility was determined based on Level 2 inputs under the fair value hierarchy

Non-financial assets and liabilities, including property, plant and equipment, goodwill, and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the years ended December 31, 2022 and 2021, requiring these non-financial assets and liabilities to be subsequently recognized at fair value. During the year ended December 31, 2020, we determined that goodwill and certain intangible assets required subsequent recognition at fair value (see Note 3). The fair value of goodwill and certain intangible assets was determined based on Level 3 inputs under the fair value hierarchy.

Note 16. Equity-Based Compensation

The Company has implemented equity compensation programs, which are designed to attract and retain key employees while also aligning employees’ interests with the interests of our shareholders.

Compensation expense for all equity-based compensation awards is based on the grant date fair value estimate. As equity-based compensation expense recognized is based on awards ultimately expected to vest, such expense is reduced for forfeitures estimated at the date of grant based on our historical experience and future expectations. Income tax benefits related to the tax deductions for share-based awards are recognized only upon settlement of the related share-based awards.

Stock Options

In August 2022, in connection with the Transaction, unit option awards issued under the Company’s 2020 Unit Option Incentive Plan, as amended (the “2020 Plan”), were equitably converted in accordance with the terms of the 2020 Plan and the Transaction Agreement. Each outstanding option to purchase units of Westrock Coffee Holdings, LLC, whether vested or unvested, was converted into an option to purchase Common Shares based on an exchange ratio (the “Exchange Ratio”) defined in the Transaction Agreement. The per unit exercise price of unit options was converted to a per share exercise price based on the Exchange Ratio, and with respect to performance-based options, such options converted into performance-based options to purchase Common Shares that vest once the simple average of the daily volume weighted average price per share of Common Shares for 10 trading days in any consecutive 30-day period is $18.50 per share. These changes were deemed to be Type I modifications under ASC 718, Compensation – Stock Compensation; however, these modifications did not result in any additional compensation expense to be recognized by the Company. As of August 26, 2022, the effective date of the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), no additional awards will be granted under the 2020 Plan.

The fair value of the Westrock common units underlying the options granted under the 2020 Option Plan had been determined by the Westrock board of directors, with input from management and corroboration from contemporaneous, independent third-party valuations. Given the absence of a public trading market for the Westrock common units when the options were granted under the 2020 Option Plan, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation (the “AICPA Practice Guide”), the Westrock board exercised reasonable judgement and considered a number of objective and subjective factors to determine the best estimate of the fair value of the Westrock common units at each grant date, including obtaining independent third-party valuations.

Independent third-party valuations that we utilized to estimate the fair value of the Westrock common units underlying the unit options under the 2020 Option Plan included a combination of an income approach, based on the present value of estimated future cash flows, and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions. The discounted cash flow model reflected our assumptions regarding revenue growth rates, cost structure, economic and market trends, and other expectations around the anticipated operating results of our business. We discounted the estimated cash flows for the entity using rates that represented a market participant’s weighted average cost of capital commensurate with the underlying business operations. The market approach developed an indication of fair value by calculating average market pricing multiples of revenues and EBITDA for selected peer publicly traded companies, as well as multiples for relevant transactions that have taken place. We evaluated the weighting applied to each valuation methodology in the determination of the concluded fair value.

During the year ended December 31, 2022 we granted 0.3 million options to employees. One-half of the options granted vest over four years of continuous service by the employee, and one-half of the options vest once the simple average of the daily volume weighted average price per share of Common Shares for 10 trading days in any consecutive 30-day period is $18.50 per share (“Performance Options”), provided that the recipient is either still working for the Company at the date of such realization event or that the performance goals are achieved within one year following a qualified termination of the recipient’s employment. All option grants have an exercise price of $9.54 and generally have a ten-year term prior to expiration. The fair value of the option grants is amortized to expense over the vesting period, which is generally four years.

The Company recognizes expense related to the options using graded vesting attribution and recognized approximately $0.6 million, $0.5 million and $0.4 million of expense for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in selling, general and administrative expense on our Consolidated Statements of Operations. The total compensation cost of unvested options, not yet recognized, is approximately $0.3 million, which is to be recognized over the next four years.

		Weighted-Average
	Options	Fair Value	Average Life
Options outstanding at December 31, 2021	3,200,071	$0.49	8.7 years
Options granted	274,868	$3.24
Options forfeited	(218,246)	$0.52
Options exercised	(39,344)	$0.53
Outstanding at December 31, 2022	3,217,349	$0.72	7.8 years

Exercisable at December 31, 2022	605,246	$0.53	7.6 years

The aggregate intrinsic value of outstanding options was $12.3 million at December 31, 2022.

Restricted Stock

On February 28, 2020, the Company granted restricted Common Units to three key executives. In August 2022, in connection with the Transaction, each restricted Common Unit was converted into 0.1049203474320 restricted Common Shares (“RCSs”). Such RCSs carry the same rights and limitations as the Common Shares under the organizational documents of the Company, except that the RCSs are subject to vesting and forfeiture. The RCSs vest in three installments on each anniversary of the grant date. RCS expense is based on the fair value of the common units on the date of grant and is amortized over the vesting period, which is generally three years. The value of the RCSs was calculated using a combination of historic equity and implied asset volatility of 40%, a risk-free rate of 1.14%, and a marketability discount of 30%.

The Company recognized approximately $0.3 million, $0.8 million and $1.2 million in expense for the RCSs in the years ended December 31, 2022, 2021 and 2020, respectively, which is included in selling, general and administrative expense on our Consolidated Statements of Operations. Total compensation expense of unvested RCSs not yet recognized is less than $0.1 million and will be recognized by February 28, 2023.

During the year ended December 31, 2022, 475,032 RCSs vested, resulting in the issuance of approximately 330,000 Common Shares. As of December 31, 2022, 475,032 RCSs remained outstanding.

Restricted Stock Unit Awards

During 2022, the Company granted 1.1 million restricted stock units (“RSUs”) in accordance with the terms of the 2022 Plan. The RSUs had a grant date fair value of $13.1 million, which was calculated using the closing price of the Company’s Common Shares on the applicable date of grant. The RSUs are amortized on a straight-line basis to expense over the vesting period, which is generally three years. The Company recognized approximately $1.7 million in expense for the RSUs in the year ended December 31, 2022, which is included in selling, general and administrative expense on our Consolidated Statements of Operations. As of December 31, 2022, there were 3.4 million shares available for future issuance under the 2022 Plan.

		Average Fair
	RSUs	Market Value
Outstanding at December 31, 2021	—	$—
Granted	1,145,000	$11.49
Forfeited	(18,000)	$11.51
Vested	—	$—
Outstanding at December 31, 2022	1,127,000	$11.49

The aggregate intrinsic value of outstanding RSUs was approximately $15.1 million on December 31, 2022.

Note 17. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during the period, except those resulting from transactions with our shareholders. Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss). Accumulated other comprehensive income (loss) reported on our consolidated balance sheets consists of foreign currency translation adjustments and other items and the unrealized gains and losses, net of applicable taxes, on derivative instruments that have been designated and qualify as cash flow hedges.

Changes in accumulated other comprehensive income (loss), net of tax by component is as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(Thousands)	2022	2021	2020
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$11,759	$3,581	$—
Other comprehensive income (loss) before reclassifications	(10,978)	18,010	6,490
Amounts reclassified from accumulated comprehensive income	(13,094)	(7,197)	(1,746)
Tax effect	5,958	(2,635)	(1,163)
Net other comprehensive income	(6,355)	11,759	3,581
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—
Balance at end of period	(6,355)	11,759	3,581
Foreign currency translation gain
Balance at beginning of period	259	239	—
Other comprehensive income (loss) before reclassifications	(7)	20	239
Amounts reclassified from accumulated comprehensive income	—	—	—
Tax effect	—	—	—
Net other comprehensive income	252	259	239
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—
Balance at end of period	252	259	239
Accumulated other comprehensive income (loss) at end of period	$(6,103)	$12,018	$3,820

Note 18. Income Taxes

U.S. and international components of income (loss) before income taxes is as follows:

	Year Ended December 31,
(Thousands)	2022	2021	2020
U.S.	(51,607)	(28,573)	(147,196)
International	(3,743)	3,897	786
Loss before income taxes	$(55,350)	$(24,676)	$(146,410)

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(Thousands)	2022	2021	2020
Current expense (benefit)
Federal	$—	$—	$—
State	529	179	201
Foreign	1,619	(99)	510
Total current	2,148	80	711
Deferred expense (benefit)
Federal	173	(4,617)	(15,230)
State	81	(901)	(3,003)
Foreign	(2,291)	2,070	(23)
Total deferred	(2,037)	(3,448)	(18,256)

Income tax expense (benefit)	$111	$(3,368)	$(17,545)

A reconciliation of income tax expense (benefit) to the federal statutory rate is as follows:

	Year Ended December 31,
(Thousands)	2022	2021	2020
Income tax expense (benefit) at US statutory income tax rate	$(11,624)	$(5,182)	$(30,746)
State income tax expense (benefit), net of federal benefit	(1,507)	(773)	(2,844)
Foreign rate differential	(15)	(304)	(179)
Change in fair value of warrants	6,232	—	—
Goodwill impairment	—	—	16,624
Global intangible low-taxed income ("GILTI") inclusion	—	1,095	22
Transaction costs	—	260	507
Other permanent differences	323	78	136
Step-up on C Corp conversion	—	—	(1,578)
Change in valuation allowance	7,319	632	513
Provision to return adjustments	(320)	(166)	—
Effect of change in foreign tax rates	(552)	1,181	—
Other	255	(189)	—
Income tax expense (benefit)	$111	$(3,368)	$(17,545)

Effective tax rate	(0.20%)	13.6%	12.0%

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax basis of existing assets and liabilities as follows:

(Thousands)	December 31, 2022	December 31, 2021
Deferred tax assets
Liabilities and reserves	$2,300	$3,501
Interest limitation	16,256	8,884
Net operating losses	13,483	8,850
Transaction expenses	206	79
Inventories	1,449	—
Stock compensation	794	—
Derivatives	552	—
Operating lease liabilities	2,430	—
Other	269	711
Total	37,739	22,025
Valuation allowance	(8,464)	(1,145)
Total deferred tax assets, net	$29,275	$20,880
Deferred tax liabilities
Property, plant and equipment	$(13,334)	$(10,581)
Intangible assets	(27,358)	(29,221)
Derivatives	—	(4,451)
Inventories	—	(2,035)
Right-of-use assets	(2,403)	—
Other	(535)	(107)
Total	(43,630)	(46,395)
Net deferred tax liability	$(14,355)	$(25,515)

We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance related to domestic deferred tax assets of $6.9 million was recorded, of which $5.5 million was against a portion of the Company’s Section 163(j) interest limitation carryforward, and the remainder was against certain state net operating losses as of December 31, 2022. There was no such valuation allowance against domestic deferred tax assets as of December 31, 2021. A valuation allowance related to foreign deferred tax assets of $1.6 million and $1.1 million was recorded against certain foreign net operating losses as of December 31, 2022 and 2021, respectively. The amount of deferred tax assets considered realizable could be adjusted in the near term, resulting in an increase to the valuation allowance, if estimates of future taxable income during the carryforward period are reduced.

Activity in the valuation allowance is as follows:

(Thousands)	December 31, 2022	December 31, 2021
Beginning balance	$1,145	$513
Additions	7,319	632
Ending Balance	$8,464	$1,145

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $42.9 million which do not expire. As of December 31, 2022, the Company had post-apportionment state net operating loss carryforwards of approximately $38.5 million which begin to expire in 2031. As of December 31, 2022, the Company had foreign net operating loss carryforwards of approximately $5.9 million which begin to expire in 2026.

As of December 31, 2022 and 2021, the Company’s reserve for uncertain tax positions was $0.1 million and includes potential interest and penalties, which are recorded as a component of income tax expense (benefit). The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.

As a result of the U.S. Tax Cuts and Jobs Act of 2017, or the Tax Act, our accumulated foreign earnings have been subjected to U.S. tax. Moreover, all future foreign earnings will be subject to a new territorial tax system and dividends received deduction regime in the U.S. As of December 31, 2022, undistributed earnings of certain foreign subsidiaries of approximately $8.9 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax or state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

We are subject to taxation in the United States and various states and foreign jurisdictions, including the United Kingdom. As of December 31, 2022, we have no tax years under examination by the IRS, and there are currently no state or foreign income tax examinations in process. The Company is subject to United States federal income tax examinations for years after 2018 and to state and foreign income tax examinations for years after 2017.

Note 19. Earnings per Share

Prior to the Conversion, the Company’s ownership interests consisted of two classes of equity units, referred to as Common Units and Common Equivalent Preferred Units (“CEP Units”), which have been retroactively adjusted as shares reflecting the conversion ratios discussed in Note 4.

Prior to the Conversion, the dilutive effect of CEP Units was calculated by using the “if-converted” method. This assumed an add-back of dividends on the CEP Units to net income attributable to shareholders as if the securities were converted to common shares at the beginning of the reporting period (or at the time of issuance, if later), and the resulting common shares were included in the number of weighted-average units outstanding.

The dilutive effect of Westrock Series A Preferred Shares is calculated using the if-converted method, which assumes that add-back any accretion on preferred shares to net income attributable to shareholders as if the securities were converted to common shares at the beginning of the reporting period (or at the time of issuance, if later), and the resulting common shares were included in the number of weighted-average units outstanding.

The dilutive effect of time-based option awards and RSUs is calculated using the treasury stock method, while performance-based awards are treated as contingently issuable.

The following potentially dilutive securities were excluded from the computation of diluted shares because their inclusion would have an anti-dilutive effect due to our reported loss.

	Year Ended December 31,
(Thousands)	2022	2021	2020
Warrants	19,373	—	—
Restricted stock	1,602	950	1,425
Options	3,217	3,200	2,531
If-converted securities	23,588	25,092	23,308

The following table sets forth the computation of basic and diluted earnings per share under the two-class method.

	Year Ended December 31,
(Thousands, except per share data)	2022	2021	2020
Diluted Earnings per Common Share
Numerator:
Net loss attributable to common shareholders - basic	$(77,633)	$(46,155)	$(147,684)
Effect of non-participating securities	—	—	—
Net loss attributable to common shareholders - diluted	$(77,633)	$(46,155)	$(147,684)
Denominator:
Weighted-average common shares outstanding - basic	48,444	34,472	34,202
Impact of if-converted securities	—	—	—
Effect of other dilutive securities	—	—	—
Weighted-average common shares outstanding - diluted	48,444	34,472	34,202

Dilutive loss per common share	$(1.60)	$(1.34)	$(4.32)

Note 20. Segment Information

Our two operating segments are evaluated using Adjusted EBITDA as a segment operating metric. Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense and the impact, which may be recurring in nature, of acquisition, transaction and integrations costs, including management services and consulting agreements entered into in connection with the acquisition of S&D, impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain costs specifically excluded from the calculation of EBITDA under our material debt agreements, such as facility start-up costs, and other similar or infrequent items (although we may not have had such charges in the periods presented).

Selected financial data related to our segments is presented below:

	Year Ended December 31, 2022
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$685,303	$207,579	$(25,010)	$867,872

Adjusted EBITDA	53,951	6,102	n/a	60,053
Less:
Interest expense, net				35,497
Income tax expense				111
Depreciation and amortization				24,210
Acquisition, restructuring and integration expense				13,169
Change in fair value of warrants				29,675
Management and consulting fees (S&D acquisition)				3,868
Equity-based compensation				2,631
Mark-to-market adjustments				3,502
Loss (gain) on disposal of property, plant and equipment				935
Other				1,916
Net loss				$(55,461)

Capital expenditures	$63,158	$103	n/a	$63,261
Total assets	658,814	87,399	n/a	746,213

	Year Ended December 31, 2021
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$551,013	$170,035	$(22,904)	$698,144

Adjusted EBITDA	41,468	5,706	n/a	47,174
Less:
Interest expense, net				32,549
Income tax benefit				(3,368)
Depreciation and amortization				25,501
Acquisition, restructuring and integration expense				8,835
Management and consulting fees (S&D acquisition)				6,382
Equity-based compensation				1,223
Mark-to-market adjustments				(3,585)
Loss (gain) on disposal of property, plant and equipment				243
Other				702
Net loss				$(21,308)

Capital expenditures	$24,501	$614	n/a	$25,115
Total assets	510,751	82,269	n/a	593,020

	Year Ended December 31, 2020
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$424,906	$150,577	$(24,637)	$550,846

Adjusted EBITDA	28,802	4,793	n/a	33,595
Less:
Interest expense, net				25,229
Income tax benefit				(17,545)
Depreciation and amortization				23,838
Acquisition, restructuring and integration expense				22,355
Management and consulting fees (S&D acquisition)				5,317
Equity-based compensation				1,553
Impairment charges				82,083
Inventory write-offs				5,432
Mark-to-market adjustments				(217)
Loss (gain) on disposal of property, plant and equipment				7,750
Other				6,665
Net loss				$(128,865)

Capital expenditures	$18,944	$528	n/a	$19,472
Total assets	488,577	59,563	n/a	548,140

Approximately 100% of our long-lived assets were located in the United States as of December 31, 2022.

Note 21. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $184.2 million as of December 31, 2022 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

In addition, at December 31, 2022 we had an obligation to repurchase $14.6 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet.

Note 22. Related Party Transactions

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

The consolidated financial statements reflect the following transactions with related parties:

(Thousands)	December 31, 2022	December 31, 2021
Short-term related party debt:
Brown Brothers Harriman(1)	$—	$34,199

Subordinated related party debt:
Wooster Capital(2)	—	9,800
Jo Ellen Ford(1)	—	3,500
	—	—
Total	$—	$13,300

	Year Ended December 31,
(Thousands)	2022	2021	2020
Interest expense, net:
Brown Brothers Harriman(1)	$541	$1,393	$1,509
Wooster Capital(2)	503	599	498
Jo Ellen Ford(1)	139	214	178
Westrock Finance, LLC(2)	—	423	460
Total	$1,183	$2,629	$2,645

1 – Related through common ownership.

2 – Related through common ownership and management.

In connection with the acquisition of S&D in February 2020, the Company entered into a Management Services Agreement with Westrock Group, LLC (“Westrock Group”), which expired February 2023. Under the terms of the agreement, Westrock Group will be paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Consolidated Statements of Operations. During each year ended December 31, 2022, 2021 and 2020, the Company recognized $3.3 million, $3.3 million and $2.8 million, respectively, of such expenses. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared office space. For the years ended December 31, 2022, 2021 and 2020, the Company incurred expenses of $0.9 million, $0.8 million and $1.5 million, respectively, for such items, which are recorded in selling, general and administrative expenses on our Consolidated Statements of Operations. At December 31, 2022, we had no amounts payable to Westrock Group.

Note 23. Subsequent Events

On February 14, 2023, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Amendment”) to its Credit Agreement, which establishes a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million, proceeds of which may be used to fund capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas, or for general corporate purposes.

The interest rates under the Delayed Draw Term Loan Facility are the same as the interest rates with respect to the initial term loans under the existing Term Loan Facility, and the commitment fees applying to the unused portion of the Delayed Draw Term Loan Facility are the same as the commitment fees with respect to the Revolving Credit Facility. Any delayed draw term loan funded under the Delayed Draw Term Loan Facility will mature on August 29, 2027. As of the date of this Annual Report on Form 10-K, no borrowings have been made under the Delayed Draw Term Loan Facility.

On February 28, 2023, the Company completed the acquisition of Bixby Roasting Co. (“Bixby”), a specialty-grade roaster that is a leader in the emerging influencer-led brand space. The acquisition allows Westrock to continue to expand its product marketing and development resources as it capitalizes on shifting consumer consumption trends. The acquisiton includes Bixby’s roasting facility in Los Angeles, California. Aggregate consideration paid for Bixby included 39,778 shares of common stock of the Company, par value $0.01 per share, and approximately $2.2 million in cash, subject to customary adjustments.

Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, we are not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.

On March 21, 2023, the Company entered into a $70 million working capital trade finance facility with multiple financial institutions through its subsidiary, Falcon. The facility replaces Falcon’s existing working capital trade finance facility. The new facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The new facility will mature one year from inception. Borrowings under the new facility will bear interest at the borrower’s option at a rate equal to i) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or ii) the Base Rate (determined by reference to the greatest of i) the Prime Rate at such time, ii) ½ of 1% in excess of the Federal Funds Effective Rate at such time, and iii) Term SOFR for a one-month tenor in effect at such time plus 1%.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses in our internal control over financial reporting, described below.

However, after giving full consideration to the material weaknesses, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with US GAAP. Our Principal Executive Officer and Principal Financial Officer have certified that, based on such officer’s knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting, which remain outstanding as of December 31, 2022.

Westrock did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness in risk assessment contributed to the following material weaknesses:

Westrock did not design and maintain effective controls over the period-end financial reporting process to achieve complete and accurate financial accounting, reporting and disclosures, including the presentation and classification of various accounts in the financial statements, which resulted in immaterial adjustments to product revenues; product costs of sales; selling, general and administrative expense; loss on disposal of property, plant and equipment; other (income) expense, net; accounts receivable, net, inventories; derivative assets, net; prepaid expenses and other current assets; property, plant, and equipment, net; goodwill; intangible assets, net; other longterm assets; accounts payable; accrued expenses and other current liabilities and the cash flow presentation of debt payments and proceeds within financing activities within the consolidated financial statements as of and for the year ended December 31, 2020.

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

Additionally, the material weaknesses could result in a misstatement of substantially all of Westrock’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously disclosed, we identified a material weakness in our internal control over financial reporting related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions.

To remediate the material weakness, management has taken certain measures including the following:

●	Hired additional accounting personnel, including a new chief accounting officer hired in May 2021 and a new technical accounting resource hired in April 2022, with the appropriate level of knowledge, training, and experience to improve our internal control over financial reporting capabilities.

●	During the second and third quarter of 2022, designed and implemented controls to identify non-routine, unusual or complex transactions and required that the accounting implications of such transactions are formally assessed, documented and reviewed by a relevant senior member of our accounting team in a timely manner. In addition, we have engaged third party subject matter experts to advise us with respect to certain complex non-routine transactions in addition to management’s review of such transactions, where appropriate.

During the fourth quarter of 2022, management successfully completed the testing necessary to conclude that the re-designed and enhanced controls were appropriately designed, implemented and operating effectively as of December 31, 2022 and concluded that the material weakness related to accounting for certain non-routine, unusual or complex transactions has been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive proxy statement for our 2023 annual meeting of stockholders (our “Proxy Statement”), which we expect to be filed with the SEC no later than 120 days after December 31, 2022, pursuant to Regulation 14A under the Exchange Act.

Our board of directors has adopted a code of business conduct and ethics, or “Code of Ethics,” which apply to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The board of directors also adopted the Westrock Coffee Company Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers (the “Supplemental Code of Ethics”). The Supplemental Code of Ethics applies to the Company’s chief executive officer, president, if any, chief financial officer and principal accounting officer. The Code of Ethics and Supplemental Code of Ethics are available on our website at www.investors.westrockcoffee.com. If we amend or grant any waiver from a provision of our Code of Ethics that applies to any of our executive officers or Supplemental Code of Ethics, we will publicly disclose such amendment or waiver as required by applicable law.

Item 11. Executive Compensation

Information required to be set forth herein is incorporated by reference, when filed, from our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

Except as set forth below, information required to be set forth herein is incorporated by reference, when filed, from our Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information

Number of
	Number of			Securities Remaining
	Securities to be Issued		Weighted-Average	Available for Future
	Upon Exercise of		Exercise Price of	Issuance (excluding
	Outstanding Options,		Outstanding Options,	securities reflected in
Plan Category	Warrants and Rights		Warrants and Rights(2)	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1,732,246	(1)	$ 9.54	3,447,765	(3)
Equity compensation plans not approved by shareholders	—		—	—
Total	1,732,246		$ 9.54	3,447,765

(1) This amount represents the number of shares of common stock underlying (i) stock options granted under the 2020 Plan (605,246) and (ii) RSUs granted under the 2022 Plan (1,127,000).

(2) The weighted average exercise price set forth in this column is calculated excluding outstanding RSUs since recipients are not required to pay an exercise price to receive the shares subject to such awards.

(3) Shares of common stock remaining available for grant under the 2022 Plan, excluding shares underlying awards reflected in column (a). No further awards may be granted under the 2020 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required to be set forth herein is incorporated by reference, when filed, from our Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required to be set forth herein is incorporated by reference, when filed, from our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements in Part II, Item 8 in this Annual Report on Form 10-K.

Financial Statement Schedules

Except as noted below, Financial Statement Schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or related notes in Part II, Item 8 in this Annual Report on Form 10-K.

Schedule I – Condensed Financial Information of the Registrant (Parent Company) as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022 appearing on pages S-1, S-2, S-3 and S-4 of this report.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Transaction Agreement, dated as of April 4, 2022, by and among Riverview Acquisition Corp., Westrock Coffee Holdings, LLC, Origin Merger Sub I, Inc. and Origin Merger Sub II, LLC	S-4	333-264464	2.1	August 3, 2022

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022

4.1	Amended and Restated Warrant Agreement by and among Westrock Coffee Company, Computershare Inc. and Computershare Trust Company, N.A.	10-Q	001-41485	4.1	August 29, 2022

4.2	Specimen Common Stock Certificate of Westrock Coffee Company	S-4	333-264464	4.5	August 3, 2022

4.3	Specimen Warrant Certificate of Westrock Coffee Company	S-4	333-264464	4.6	August 3, 2022

4.4	Investor Rights Agreement, dated as of April 4, 2022, by and among Westrock Coffee Company, Westrock Group, LLC, The Stephens Group, LLC, Sowell Westrock, L.P., BBH Capital Partners V, L.P., BBH Capital Partners V-A, L.P., BBH CPV WCC Co-Investment LLC and Riverview Sponsor Partners, LLC	S-4	333-264464	4.8	August 3, 2022

4.5	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934					*

10.1	Registration Rights Agreement, dated as of April 4, 2022, by and among Westrock Coffee Holdings, LLC and the other parties thereto	S-4	333-264464	10.1	August 3, 2022

10.2	Sponsor Support Agreement, dated as of April 4, 2022, by and among Westrock Coffee Holdings, LLC, Riverview Acquisition Corp., and Riverview Sponsor Partners, LLC	S-4	333-264464	10.4	August 3, 2022

10.3#	Form of Indemnification Agreement	S-4	333-264464	10.6	August 3, 2022

10.4	Credit Agreement, dated as of August 29, 2022, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto.	10-Q	001-41485	10.3	August 29, 2022

10.5	Incremental Assumption Agreement and Amendment No. 1, dated as of February 14, 2023, among Westrock Beverage Solutions, LLC, as borrower, Westrock Coffee Copmany, as holdings, the other guarantors party thereto, the Amendment No. 1 delayed draw term loan lenders, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-41485	10.1	February 14, 2023

10.6#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Scott T. Ford	10-Q	001-41485	10.4	August 29, 2022

10.7#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and T. Christopher Pledger	10-Q	001-41485	10.5	August 29, 2022

10.8#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and William A. Ford	10-Q	001-41485	10.6	August 29, 2022

10.9#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Robert P. McKinney					*

10.10#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and John Blake Schuhmacher					*

10.11#	Westrock Coffee Company 2022 Equity Incentive Plan	10-Q	001-41485	10.7	August 29, 2022

10.12#	Form of Restricted Stock Unit Award Agreement	10-Q	001-41485	10.8	November 14, 2022

10.13#	Westrock Coffee Company Annual Cash Incentive Plan	10-Q	001-41485	10.8	August 29, 2022

10.14#	Amended and Restated Westrock Coffee Company 2020 Stock Option Incentive Plan	10-Q	001-41485	10.9	August 29, 2022

10.15#	Westrock Coffee Holdings, LLC Form of Option Award Agreement	S-4	333-264464	10.19	August 3, 2022

10.16#	Westrock Coffee Holdings, LLC Form of Restricted Unit Award Agreement	S-4	333-264464	10.20	August 3, 2022

21	List of Subsidiaries of Westrock Coffee Company					*

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

*     Filed herewith.

**   Furnished herewith.

#    Designates management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westrock Coffee Company
Date: March 21, 2023	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: March 21, 2023	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott T. Ford	Chief Executive Officer and Director	March 21, 2023
Scott T. Ford	(Principal Executive Officer)

/s/ T. Christopher Pledger	Chief Financial Officer	March 21, 2023
T. Christopher Pledger	(Principal Financial Officer)

/s/ Blake Schuhmacher	Chief Accounting Officer	March 21, 2023
Blake Schuhmacher	(Principal Accounting Officer)

/s/ Joe T. Ford	Chairman of the Board, Director	March 21, 2023
Joe T. Ford

/s/ R. Patrick Kruczek	Director	March 21, 2023
R. Patrick Kruczek

/s/ Hugh McColl, III	Director	March 21, 2023
Hugh McColl, III

/s/ R. Brad Martin	Director	March 21, 2023
R. Brad Martin

/s/ Mark Edmunds	Director	March 21, 2023
Mark Edmunds

/s/ Josie C. Natori	Director	March 21, 2023
Josie C. Natori

/s/ Leslie Starr Keating	Director	March 21, 2023
Leslie Starr Keating

/s/Oluwatoyin Umesiri	Director	March 21, 2023
Oluwatoyin Umesiri

/s/Jeffrey H. Fox	Director	March 21, 2023
Jeffrey H. Fox

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED BALANCE SHEET

(Thousands, except par value)	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$77	$1,020
Related party receivables	2,000	1,701
Total current assets	2,077	2,721

Deferred income taxes	1,032	—
Investment in consolidated subsidiaries	336,753	100,416
Total Assets	$339,862	$103,137

LIABILITIES, CONVERTIBLE PREFERRED SHARES, REDEEMABLE UNITS, AND SHAREHOLDERS' EQUITY (DEFICIT)
Accrued expenses and other current liabilities	$38	$—
Related party receivables	98	—
Total current liabilities	136	—

Warrant liabilities	55,521	—
Total liabilities	55,657	—

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,588 shares issued and outstanding, $11.50 liquidation value	274,936	—
Series A Redeemable Common Equivalent Preferred Units: $0.00 par value, 222,150 units authorized, no units and 222,150 units issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	264,729
Series B Redeemable Common Equivalent Preferred Units: $0.00 par value, 17,000 units authorized, no units and 17,000 units issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	17,142

Shareholders' Equity (Deficit) (1)
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 75,020 shares issued and outstanding at December 31, 2022; $0.00 par value, 39,389 shares authorized, 34,523 shares issued and outstanding at December 31, 2021	750	345
Additional paid-in-capital	342,664	60,628
Accumulated deficit	(328,042)	(251,725)
Accumulated other comprehensive income (loss)	(6,103)	12,018
Total shareholders' equity (deficit)	9,269	(178,734)

Total Liabilities, Convertible Preferred Shares, Redeemable Units and Shareholders' Equity (Deficit)	$339,862	$103,137

(1) Retroactively adjusted for de-SPAC merger transaction as described in Note 4 to the consolidated financial statements.

See accompanying notes to the condensed financial statements.

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Thousands, except per share data)	2022	2021	2020
Change in fair value of warrant liabilities	$(29,675)	$—	$—
Earnings (loss) from consolidated subsidiaries	(23,364)	(21,947)	(129,171)
Loss before income taxes	(53,039)	(21,947)	(129,171)
Income tax expense (benefit)	2,146	—	—
Net loss attributable to shareholders	(55,185)	(21,947)	(129,171)
Comprehensive loss attributable to common shareholders	$(95,754)	$(37,957)	$(143,864)

See accompanying notes to the condensed financial statements.

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Thousands)	2022	2021	2020
Cash flows from operating activities:
Net cash used in operating activities	$(14,950)	$(22,425)	$(127,618)
Cash flows from financing activities:
Proceeds from related party debt	11,700	—	—
Proceeds from issuance of common equivalent preferred units	—	17,000	222,150
Proceeds from de-SPAC merger and PIPE financing	255,737	—	—
Payment of common equity issuance costs	(23,998)	—	—
Payment of preferred equity issuance costs	(1,250)	—	—
Common equivalent preferred dividends	(4,380)	—	—
Payment of taxes for net share settlement of equity awards	(477)	—	—
Proceeds from exercise of stock options	375	(162)	—
Intercompany transactions, net	(223,700)	6,607	(94,532)
Net cash provided by financing activities	14,007	23,445	127,618
Net increase (decrease) in cash and cash equivalents and restricted cash	(943)	1,020	—
Cash and cash equivalents and restricted cash at beginning of period	1,020	—	—
Cash and cash equivalents and restricted cash at end of period	$77	$1,020	$—

See accompanying notes to the condensed financial statements.

Notes to Parent Company Only Condensed Financial Statements

Note 1. Basis of Presentation

The condensed financial statements of Westrock Coffee Company (the “Registrant”) have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted assets of the subsidiaries of Westrock, as defined in Rule 4-08(e)(3) of Regulation S-X, exceed 25% of the consolidated net assets of the Company.

The condensed financial statements of Westrock Coffee Company have been prepared using the same accounting principles and policies described in Note 3, Summary of Significant Accounting Policies, of Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K, with the only exception being that the parent company accounts for its subsidiaries using the equity method of accounting. The parent company condensed financial information should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Note 2. Debt Restrictions

Pursuant to the terms of the Credit Agreement, Westrock Beverage Solutions, LLC has restrictions on its ability to (i) declare or pay dividends or make any other distribution whether in cash, property, securities or a combination thereof or (ii) directly or indirectly redeem, purchase, retire or otherwise acquire for value any of Westrock Beverage Solutions, LLC’s equity interests or set aside any amount for such purpose, other than through the issuance of qualified equity interests, as defined in the Credit Agreement.

S-4