Form 10-Q
period 2023-03-31
Westrock Coffee Co
filed 2023-05-11
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number: 001-41485

WESTROCK COFFEE COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0977200
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4009 N. Rodney Parham Road, 3rd Floor
Little Rock, Arkansas	72212
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of May 5, 2023, the Registrant had 75,777,920 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

On August 26, 2022, the registrant converted from a Delaware limited liability company, called Westrock Coffee Holdings, LLC, to a Delaware corporation called “Westrock Coffee Company” in connection with the closing of its de-SPAC merger transaction with Riverview Acquisition Corp., a special purpose acquisition vehicle and a Delaware corporation. References to “Westrock,” “we,” “us,” “our,” and similar terms prior to the effective time of the conversion, refer to the registrant when it was a Delaware limited liability company called “Westrock Coffee Holdings, LLC” and such references following the effective time of the conversion, refer to the registrant in its current corporate form as a Delaware corporation called “Westrock Coffee Company.”

Prior to the conversion on August 26, 2022, when the Company was a Delaware limited liability company, the Company’s equity interests consisted of common units and two series of common equivalent preferred units. In connection with the conversion of the Company to a corporation, the Company’s outstanding common units and common equivalent preferred units were converted into shares of the Company’s common stock, par value $0.01 per share (“Common Shares”) and shares of the Company’s Series A convertible preferred shares, par value $0.01 per share, respectively. See Note 4, De-SPAC Merger Transaction, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of the conversion of common units to Common Shares. The number of outstanding units, weighted average number of outstanding units, loss per common unit, equity-based compensation and other financial amounts previously expressed on the basis of common units have been retroactively adjusted on the basis of Common Shares to reflect the conversion of common units to Common Shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements regarding, but not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future, our expectations regarding the build-out of the Conway, Arkansas facility and when it will begin commercial production; our expectations regarding capital expenditures; our future liquidity needs and access to capital. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

●	our history of net losses;

●	volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;

●	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;

●	deterioration in general macroeconomic conditions and/or decreases in consumer spending on discretionary items;

●	disruption in operations at any of our, our suppliers’ or our co-manufacturers’ production, distribution or manufacturing facilities or other loss of manufacturing capacity;
●	our inability to anticipate customer preferences and successfully develop new products;

●	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;

●	failure to retain key personnel or recruit qualified personnel;

●	risks associated with operating a coffee trading business and a coffee exporting business;
●	our inability to hedge commodity risks

●	consolidation among our distributors and customers or the loss of any key customer;

●	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;

●	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;

●	our inability to effectively manage the growth and increased complexity of our business;

●	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;

●	our inability to secure the additional capital needed to operate and grow our business;

●	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;

●	a material failure, inadequacy or interruption of our information technology systems;

●	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;

●	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;

●	our inability to comply with the financial covenants contained in our credit agreement;

●	our inability to complete the construction of our new facility in Conway, Arkansas in time or incurring additional expenses in the process;

●	our corporate structure and organization, which may prevent or delay attempts to acquire a controlling interest in the Company;

●	the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;
●	the impact of current global economic conditions, including those caused by economic slowdowns or recessions, changes in political, economic or industry conditions, global conflicts (including the ongoing military conflict between Russia and Ukraine and recent conflicts in Brazil), inflation, the interest rate environment, U.S. government shutdowns, downgrades to the U.S. government’s sovereign credit rating or other conditions affecting the global financial and capital markets, and epidemic, pandemic or other health issues; and

●	other risks, uncertainties and factors set forth in the “Risk Factors” section in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2023 (“Annual Report”) and in the “Management’s Discussion and Analysis” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the Annual Report or in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Westrock Coffee Company

FORM 10-Q

March 31, 2023

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$23,688	$16,838
Restricted cash	1,882	9,567
Accounts receivable, net of allowance for credit losses of $2,516 and $3,023, respectively	115,494	101,639
Inventories	142,576	145,836
Derivative assets	13,390	15,053
Prepaid expenses and other current assets	13,269	9,166
Total current assets	310,299	298,099

Property, plant and equipment, net	194,691	185,206
Goodwill	116,090	113,999
Intangible assets, net	128,992	130,886
Operating lease right-of-use assets	16,115	11,090
Other long-term assets	7,114	6,933
Total Assets	$773,301	$746,213

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$9,287	$11,504
Short-term debt	42,855	42,905
Accounts payable	101,540	116,675
Derivative liabilities	3,806	7,592
Accrued expenses and other current liabilities	36,899	37,459
Total current liabilities	194,387	216,135

Long-term debt, net	215,285	162,502
Deferred income taxes	10,823	14,355
Warrant liabilities	49,480	55,521
Other long-term liabilities	15,404	11,035
Total liabilities	485,379	459,548

Commitments and contingencies (Note 20)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,566 shares and 23,588 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively, $11.50 liquidation value	275,112	274,936

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 75,628 shares and 75,020 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	759	750
Additional paid-in-capital	345,840	342,664
Accumulated deficit	(332,383)	(328,042)
Accumulated other comprehensive loss	(3,881)	(6,103)
Total shareholders' equity attributable to Westrock Coffee Company	10,335	9,269
Noncontrolling interest	2,475	2,460
Total shareholders' equity	12,810	11,729

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$773,301	$746,213

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2023	2022
Net sales	$205,442	$186,428
Costs of sales	171,144	147,997
Gross profit	34,298	38,431

Selling, general and administrative expense	34,122	35,061
Acquisition, restructuring and integration expense	6,644	2,483
Loss on disposal of property, plant and equipment	896	105
Total operating expenses	41,662	37,649
Income (loss) from operations	(7,364)	782

Other (income) expense
Interest expense	6,029	8,048
Change in fair value of warrant liabilities	(5,529)	—
Other, net	821	(977)
Loss before income taxes	(8,685)	(6,289)
Income tax benefit	(4,359)	(1,584)
Net loss	$(4,326)	$(4,705)
Net income attributable to non-controlling interest	15	171
Net loss attributable to shareholders	(4,341)	(4,876)
Accretion of Series A Convertible Preferred Shares	(429)	—
Accumulating preferred dividends	—	(6,737)
Net loss attributable to common shareholders	$(4,770)	$(11,613)

Loss per common share(1):
Basic	$(0.06)	$(0.34)
Diluted	$(0.13)	$(0.34)

Weighted-average number of shares outstanding(1):
Basic	75,358	34,641
Diluted	76,693	34,641

(1) Retroactively adjusted the three months ended March 31, 2022 for de-SPAC merger transaction as described in Note 4.

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Thousands)	2023	2022
Net loss	$(4,326)	$(4,705)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	2,240	(4,860)
Foreign currency translation adjustment	(18)	—
Total other comprehensive income (loss)	2,222	(4,860)
Comprehensive loss	(2,104)	(9,565)
Comprehensive income attributable to non-controlling interests	15	171
Comprehensive loss attributable to shareholders	(2,119)	(9,736)
Accretion of convertible preferred shares	(429)	—
Accumulating preferred dividends	—	(6,737)
Comprehensive loss attributable to common shareholders	$(2,548)	$(16,473)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)(1)

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2021	34,523	$345	$60,628	$(251,725)	$12,018	$2,736	$(175,998)

Net income (loss)	—	—	—	(4,876)	—	171	(4,705)

Other comprehensive income (loss)	—	—	—	—	(4,860)	—	(4,860)

Equity-based compensation	333	3	168	—	—	—	171

Net share settlement of equity awards	—	—	(477)	—	—	—	(477)

Accumulating preferred dividends	—	—	—	(6,737)	—	—	(6,737)
Balance at March 31, 2022	34,856	$348	$60,319	$(263,338)	$7,158	$2,907	$(192,606)

Balance at December 31, 2022	75,020	$750	$342,664	$(328,042)	$(6,103)	$2,460	$11,729

Net income (loss)	—	—	—	(4,341)	—	15	(4,326)

Issuance of common shares related to acquisitions	40	2	444	—	—	—	446

Issuance of common shares related to Public Warrant exercise	229	2	3,142	—	—	—	3,144

Issuance of common shares related to stock options exercised	6	1	62	—	—	—	63

Issuance of common shares related to conversion of Series A Convertible Preferred Shares	22	1	253	—	—	—	254

Accretion of Series A Convertible Preferred Shares	—	—	(429)	—	—	—	(429)

Other comprehensive income (loss)	—	—	—	—	2,222	—	2,222

Equity-based compensation	311	3	1,545	—	—	—	1,548

Net share settlement of equity awards	—	—	(1,841)	—	—	—	(1,841)
Balance at March 31, 2023	75,628	$759	$345,840	$(332,383)	$(3,881)	$2,475	$12,810

(1) Retroactively adjusted December 31, 2021 and three months ended March 31, 2022 for de-SPAC merger transaction as described in Note 4.

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(4,326)	$(4,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,874	6,014
Equity-based compensation	1,548	171
Paid-in-kind interest added to debt principal	—	147
Provision for credit losses	497	897
Amortization of deferred financing fees included in interest expense	453	523
Loss on disposal of property, plant and equipment	896	105
Mark-to-market adjustments	(1,236)	(1,145)
Change in fair value of warrant liabilities	(5,529)	—
Foreign currency transactions	307	137
Deferred income tax (benefit) expense	(4,359)	(1,584)
Other	259	—
Change in operating assets and liabilities:
Accounts receivable	(14,048)	(9,468)
Inventories	6,626	(34,242)
Derivative assets and liabilities	(76)	(5,460)
Prepaid expense and other assets	(9,510)	(14,216)
Accounts payable	(10,756)	17,895
Accrued liabilities and other	8,249	6,531
Net cash used in operating activities	(25,131)	(38,400)
Cash flows from investing activities:
Additions to property, plant and equipment	(19,625)	(8,697)
Additions to intangible assets	(41)	—
Acquisition of business, net of cash acquired	(2,392)	—
Proceeds from sale of property, plant and equipment	30	861
Net cash used in investing activities	(22,028)	(7,836)
Cash flows from financing activities:
Payments on debt	(56,358)	(13,982)
Proceeds from debt	106,706	56,118
Payment of debt issuance costs	(405)	—
Net payments from repurchase agreements	(4,418)	—
Proceeds from exercise of stock options	63	—
Proceeds from exercise of Public Warrants	2,632	—
Payment for taxes for net share settlement of equity awards	(1,841)	(477)
Net cash provided by financing activities	46,379	41,659
Effect of exchange rate changes on cash	(55)	(106)
Net increase (decrease) in cash and cash equivalents and restricted cash	(835)	(4,683)
Cash and cash equivalents and restricted cash at beginning of period	26,405	22,870
Cash and cash equivalents and restricted cash at end of period	$25,570	$18,187

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$4,168	$—
Issuance of common shares related to Public Warrant exercise	3,144	—
Issuance of common shares related to acquisitions	446	—
Issuance of common shares related to conversion of Series A Preferred Shares	254	—
Accretion of convertible preferred shares	429	—
Accumulating preferred dividends	—	6,737

The total cash and cash equivalents and restricted cash is as follows:

(Thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$23,688	$11,940
Restricted cash	1,882	6,247
Total	$25,570	$18,187

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Description of Business

Westrock Coffee Company, a Delaware corporation (the “Company,” “Westrock,” “we,” “us,” or “our”), is a leading integrated coffee, tea, flavors, extracts, and ingredients solutions provider in the United States, providing coffee sourcing, supply chain management, product development, roasting, packaging, and distribution services to the retail, food service and restaurant, convenience store and travel center, non-commercial account, consumer packaged goods (“CPG”), and hospitality industries around the world. We manage our business in two operating segments.

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

Note 2. Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency. They do not include all the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include the activities of the Company and its wholly owned and/or controlled subsidiaries. All intercompany balances and transactions have been eliminated. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the audited financial statements, but does not include all disclosures required by GAAP.

At March 31, 2023, the Company had an 85% ownership interest in Falcon Coffees Limited (“Falcon”), which operates our trading business and is reported within our Sustainable Sourcing & Traceability segment. Equity interests not owned by us are reflected as non-controlling interests. In the Condensed Consolidated Statements of Operations, we allocate net income (loss) attributable to non-controlling interest to arrive at net income (loss) attributable to common shareholders based on their proportionate share.

The interim financial information is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of results for the interim periods have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited December 31, 2022 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2023. Accordingly, certain significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our audited financial statements.

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

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform with the current period financial statements presentation. These reclassifications had no impact on prior years’ net income as previously reported.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, useful lives of property, plant and equipment, incremental borrowing rates for lease liability measurement, fair values of forward purchase and sales contracts, green coffee associated with forward contracts, warrant liabilities, share-based compensation, contingencies, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from the estimates and assumptions used in preparing the accompanying condensed consolidated financial statements.

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement (Note 12) and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that its projected cash flow from operations and available borrowings under its Credit Agreement will be sufficient to fund operations for at least the next twelve months. During the year ended December 31, 2022 and through the quarter ending March 31, 2023, we were and continue to be impacted by the negative effects of inflation on both our customer volume demand and manufacturing costs, including price increases in fuel, food, materials and labor. We attempt to mitigate the impacts of inflation wherever possible. Our mitigation strategies include working with our vendors and suppliers to ensure that we have adequate access to raw materials. In addition, where possible, we seek to recover inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. The persistence of these negative effects on our business could adversely impact our ability to reach our revenue and other financial targets. If we are unable to meet our financial targets and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants. As management’s ability to amend its financial covenants cannot be assured, management has committed to raise additional capital, delay growth capital expenditures and/or reduce operating expenses, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Activity in the allowance for credit losses for the periods indicated was as follows:

	Three Months Ended March 31,
(Thousands)	2023	2022
Balance at beginning of period	$3,023	$3,749
Charged to selling, general and administrative expense	497	897
Write-offs	(1,004)	(1,635)
Total	$2,516	$3,011

Inventories

Within our Sustainable Sourcing & Traceability segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2023 and 2022, we recognized $2.3 million of unrealized gains and $5.8 million of unrealized losses, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Supplier Finance Program

On March 2, 2023, the Company entered into a supplier finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable in our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. As of March 31, 2023, there were no obligations outstanding under the Program.

Warrant Liabilities

We account for warrants assumed in connection with the Transaction (see Note 4) in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities.  Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Condensed Consolidated Statement of Operations.

The Company remeasures the fair value of the Westrock Public Warrants (as defined in Note 4) based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants (as defined in Note 4) are valued using a binomial lattice valuation model. For the three months ended March 31, 2023, the Company recognized $5.5 million of gains related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Condensed Consolidated Statements of Operations.

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

The effective tax rates for the three months ended March 31, 2023 and March 31, 2022 were 50.2% and 25.2%, respectively. The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to a change in the valuation allowance against domestic deferred tax assets and discrete items, including the windfall from equity-based compensation awards. The effective tax rate for the three months ended March 31, 2023 differs from the effective tax rate for the same period in 2022 primarily due to the change in the valuation allowance and an increase in the windfall from equity-based compensation awards.

There were no changes to uncertain tax benefits during the three months ended March 31, 2023, and the Company does not expect any significant changes to uncertain tax benefits within the next twelve months.

Recently adopted accounting pronouncements

Update ASU 2022-04 - Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted the applicable amendments within ASU 2022-04 on a retrospective basis effective January 1, 2023. The amendments to ASU 2022-04 do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs.

Update ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, instead of at fair value on the acquisition date as previously required by ASC 805. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. ASU 2021-08 was effective for years beginning after December 15, 2022. The adoption of ASU 2021-08 did not have a significant impact on the Company’s financial position or results of operations.

Note 4. De-SPAC Merger Transaction

On the Closing Date, the Company completed the Transaction with Riverview. At Closing, the Company issued 12,868,151 Common Shares to public and class B shareholders of Riverview, receiving $49.8 million of the cash held in the trust account of Riverview, which is net of $17.1 million of Riverview transaction expenses that were either paid by Riverview prior to Closing or offset against proceeds received by the Company at Closing. The 12,868,151 shares issued at Closing include 1,910,000 shares issued to PIPE investors who elected to satisfy their PIPE commitments through the purchase of shares of Class A common stock of Riverview (“Riverview Class A Shares”) on the public market, pursuant to the terms of their respective subscription agreements.

Substantially concurrently with the Closing, the Company received $205.9 million in cash proceeds (which amount excludes contribution to the Company of certain related party notes outstanding immediately prior to Closing) from common stock PIPE investments (the “PIPE Financing”), issued 20,590,000 Common Shares to the PIPE investors (which share amount excludes the conversion of the related party notes), and entered into a credit agreement that includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million.

Prior to the Closing, the Company’s ownership interests consisted of two classes of equity, referred to as Common Units and Common Equivalent Preferred Units. At inception, each Common Equivalent Preferred Unit has a liquidation preference of $1.00 per unit, increased by an amount accruing at the rate of 10% per annum, compounding annually, based on its liquidation preference as of the time of such accrual, and reduced by the cumulative amount of any cash dividends or distributions, if any, made by the Company in respect of such Common Equivalent Preferred Unit (the “Common Equivalent Preferred Unit Liquidation Preference”). In connection with the Closing, holders of Common Equivalent Preferred Units were paid a cash dividend totaling $4.4 million, which is equal to the accreted liquidation preference of the Common Equivalent Preferred Units from June 30, 2022 through Closing.

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

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase.  Such transactions are accounted for as financing transactions in accordance with ASC 606.  At March 31, 2023, the Company has $10.2 million of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2023 and 2022, we recorded $1.0 million of net unrealized losses and $6.9 million of net unrealized gains, respectively, within costs of sales.

For the three months ended March 31, 2023 and 2022, the Company recognized $24.4 million and $38.1 million in revenues under ASC 815, respectively, which are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.3 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of March 31, 2023 or December 31, 2022. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated

Balance Sheets. At March 31, 2023 and December 31, 2022, accounts receivable, net included $118.0 million and $104.7 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of March 31, 2023 and December 31, 2022, no costs were capitalized as all arrangements were less than a year.

Disaggregated Revenue

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations.

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended March 31,
(Thousands)	2023	2022
Coffee & tea	$146,349	$121,682
Flavors, extracts & ingredients	33,862	25,666
Other	998	1,014
Green coffee	24,233	38,066
Net sales	$205,442	$186,428

	Three Months Ended March 31,
(Thousands)	2023	2022
United States	$185,561	$153,016
All other countries	19,881	33,412
Net sales	$205,442	$186,428

Note 6. Acquisitions

Bixby Roasting Co.

On February 28, 2023, the Company completed the acquisition of substantially all of the assets of Bixby Roasting Co. (“Bixby”), a specialty-grade roaster that is a leader in the emerging influencer-led brand space.  The transaction is accounted for as a business combination in accordance with ASC 805. Aggregate consideration paid for Bixby included 39,778 Common Shares and approximately $2.2 million in cash, for total consideration of $2.6 million, subject to customary adjustments.  Net assets acquired totaled approximately $0.7 million. The acquisition allows the Company to continue to expand its product marketing and development resources as it capitalizes on shifting consumer consumption trends.  The acquisition includes Bixby’s roasting facility in Los Angeles, California.  The acquisition was recorded by allocating the costs of the assets acquired and liabilities assumed, which consisted of accounts receivable, inventory, property, plant and equipment, and accounts payable, based on their estimated fair values at the acquisition date.  The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. We recognized approximately $1.9 million of goodwill, which is deductible for tax purposes, within our Beverage Solutions segment.  The financial results of Bixby are included in the Beverage Solutions segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

Kohana Coffee, LLC

On November 14, 2022, Westrock Beverage Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, acquired one hundred percent (100%) of the equity securities of Kohana Coffee, LLC (“Kohana Coffee”), a Texas limited liability company (“Kohana Acquisition”). Kohana Coffee is an extract and ready-

to-drink focused business, based in Richmond, California, serving customers in the retail and CPG industries. The acquisition allows the Company to accelerate the development, production, and distribution of ready-to-drink products in cans and bottles. Aggregate consideration paid for Kohana Coffee included 1,852,608 Common Shares and approximately $15.7 million in cash, subject to customary adjustments.

The fair value of the stock consideration was based on the closing price of the Company’s common stock on the date of acquisition. The total consideration paid in the Kohana Acquisition is summarized below:

(Thousands)
Cash consideration	$15,682
Fair value of stock consideration	23,435
Total Consideration	$39,117

The assets and liabilities acquired in the Kohana Acquisition are recorded at their estimated fair values.

(Thousands)	Acquired Value
Cash and cash equivalents	$797
Accounts receivable	881
Inventory	2,306
Property, plant and equipment	8,387
Goodwill	17,089
Intangible assets	11,718
Accounts payable and accrued liabilities	(2,061)
Total	$39,117

The above purchase price allocation is considered preliminary and is subject to change when the valuation of assets and liabilities is finalized upon receipt of the final valuation report from a third-party valuation expert, which is anticipated to be finalized during the second quarter of 2023. During the quarter ended March 31, 2023, we recorded $0.1 million of measurement period adjustments, primarily related to the settlement of post-closing working capital adjustments.

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

Note 7. Inventories

The following table summarizes inventories as of March 31, 2023 and December 31, 2022:

(Thousands)	March 31, 2023	December 31, 2022
Raw materials	$67,388	$66,925
Finished goods	27,851	21,232
Green coffee	47,337	57,679
Total inventories	$142,576	$145,836

Green coffee inventories represent green coffee held for resale. At March 31, 2023 and December 31, 2022, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 8. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of March 31, 2023 and December 31, 2022:

(Thousands)	Depreciable Lives	March 31, 2023	December 31, 2022
Land		$8,998	$9,052
Buildings	10-40 years	44,364	44,425
Leasehold improvements(1)		1,914	1,651
Plant equipment	3-15 years	106,753	107,885
Vehicles and transportation equipment	3-5 years	700	700
IT systems	3-7 years	3,396	3,053
Furniture and fixtures	3-10 years	3,624	3,529
Customer beverage equipment(2)	3-5 years	22,148	21,930
Lease right-of-use assets(3)		36	36
Construction in progress and equipment deposits		72,630	59,947
		264,563	252,208
Less: accumulated depreciation		(69,872)	(67,002)
Property, plant and equipment, net		$194,691	$185,206

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three months ended March 31, 2023 and 2022 was $3.9 million and $4.3 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at March 31, 2023 are expected to be in production use.

Note 9. Goodwill

The following table reflects the carrying amount of goodwill as of March 31, 2023 and December 31, 2022:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2022
Goodwill	$190,882	$190,882
Accumulated impairment loss	(76,883)	(76,883)
	113,999	113,999
Changes during the period:
Acquisitions	1,948	1,948
Measurement period adjustments	143	143

Balance at March 31, 2023
Goodwill	192,973	192,973
Accumulated impairment loss	(76,883)	(76,883)
	$116,090	$116,090

Note 10. Intangible Assets, Net

The following table summarizes intangible assets, net as of March 31, 2023 and December 31, 2022:

	March 31, 2023
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,728	$(20,705)	$128,023
Favorable lease asset	710	(210)	500
Software	957	(488)	469
Intangible assets, net	$150,395	$(21,403)	$128,992

	December 31, 2022
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(18,778)	$129,870
Favorable lease asset	710	(140)	570
Software	919	(473)	446
Intangible assets, net	$150,277	$(19,391)	$130,886

Amortization expense of intangible assets was $2.0 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the weighted average useful life for definite-lived intangibles is approximately 20 years.

Note 11. Leases

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022
Right-of-use operating lease assets	Operating lease right-of-use assets	$16,115	$11,090
Operating lease liabilities - current	Accrued expenses and other current liabilities	3,206	2,832
Operating lease liabilities - noncurrent	Other long-term liabilities	13,253	8,424

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs at March 31, 2023 and 2022, respectively, are as follows:

(Thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost	$1,221	$929
Short-term lease cost	234	254
Total	$1,455	$1,183

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
Weighted-average discount rate	8.0%	7.4%
Weighted-average remaining lease term	5.3 years	5.5 years

Supplemental cash flow information about the Company’s leases as of March 31, 2023 is as follows:

(Thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating cash flows from operating leases	$1,065	$832

During the three months ended March 31, 2023, the Company obtained $6.0 million of right-of-use operating lease assets in exchange for lease obligations.

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of March 31, 2023.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2023 are as follows:

(Thousands)
Remainder of 2023	$3,212
2024	4,382
2025	3,277
2026	2,609
2027	2,589
Thereafter	4,239
Total future minimum lease payments	20,308
Less: imputed interest	(3,849)
Present value of minimum lease payments	$16,459

Note 12. Debt

Our long-term debt at March 31, 2023 and December 31, 2022 is as follows:

(Thousands)	March 31, 2023	December 31, 2022
Term loan facility	$170,625	$175,000
Revolving credit facility	55,000	—
International trade finance lines	42,855	42,905
International notes payable	1,528	1,750
Other loans	21	25
Total debt	270,029	219,680
Unamortized debt costs	(2,602)	(2,769)
Current maturities of long-term debt	(9,287)	(11,504)
Short-term debt	(42,855)	(42,905)
Long-term debt, net	$215,285	$162,502

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

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (i) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (ii) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus the Applicable Margin. The Applicable Margin ranges from 1.50% to 2.50% for Adjusted Term SOFR loans and from 0.50% to 1.50% for Base Rate loans, in each case depending on the total net leverage ratio. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility range from 0.20% to 0.35% depending on the total net leverage ratio. At March 31, 2023, we had $55.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 7.3%, and the interest rate applicable to our Term Loan Facility was 7.4%.

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

On February 14, 2023, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Amendment”) to its Credit Agreement, which established a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million, proceeds of which may be used to fund capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas, or for general corporate purposes.

The interest rates under the Delayed Draw Term Loan Facility are the same as the interest rates with respect to the initial term loans under the existing Term Loan Facility, and the commitment fees applying to the unused portion of the Delayed Draw Term Loan Facility are the same as the commitment fees with respect to the Revolving Credit Facility. Any delayed draw term loan funded under the Delayed Draw Term Loan Facility will mature on August 29, 2027. As of the date of this Quarterly Report on Form 10-Q, no borrowings have been made under the Delayed Draw Term Loan Facility.

We had $2.6 million of standby letters of credit outstanding at March 31, 2023.

The Credit Agreement contains two financial covenants requiring maintenance of a total net leverage ratio not to exceed 4.50 to 1.00, with a stepdown to 4.00 to 1.00 on the 18-month anniversary of the closing date of Credit Agreement (with an option to increase to 4.50 to 1.00 following certain permitted acquisitions), and an interest coverage ratio of at least 1.50 to 1.00 (the “Financial Covenants”). As of March 31, 2023, the Company was in compliance with the Financial Covenants.

International Debt and Lending Facilities

On March 21, 2023, the Company entered into a $70 million working capital trade finance facility with multiple financial institutions through its subsidiary, Falcon. The facility replaced Falcon’s then existing working capital trade finance facility. The new facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The new facility will mature one year from inception. Borrowings under the new facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR, as defined in the new facility, plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the new facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the new facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At March 31, 2023, there was $35.0 million outstanding under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of March 31, 2023.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $7.8 million at March 31, 2023 and (b) a long-term note payable with a balance of $1.5 million at March 31, 2023.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date (i.e., the five and a half year anniversary of the date of Closing) using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three months ended March 31, 2023, the Company recorded $0.4 million of accretion with respect to the Westrock Series A Preferred Shares.

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

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have not been designated and for which hedge accounting is not applied, are recorded in the same line item in our Condensed Consolidated Statements of Operations as the changes in the fair value of the hedged items attributable to the risk being hedged. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) and are reclassified into the line item in the Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended March 31, 2023 or 2022.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 5.6 million pounds and 29.2 million pounds as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 8.4 million pounds and 41.3 million pounds, respectively.

Approximately $0.7 million of net realized losses and $4.1 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the estimated amount of net losses reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $3.3 million.

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

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$13,390	$15,053
Total derivative assets		$13,390	$15,053

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative liabilities	$302	$3,334
Total		$302	$3,334

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$3,504	$4,258
Total derivative liabilities		$3,806	$7,592

1 - The fair value of coffee futures excludes amounts related to margin accounts.

The following table presents the pre-tax net gains and losses for our derivative instruments as of March 31, 2023 and March 31, 2022:

		Three Months Ended March 31,
(Thousands)	Statement of Operations Location	2023	2022
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$(721)	$4,129

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$(1,028)	$6,945

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at March 31, 2023:

	March 31, 2023
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$34,318	$—	$34,318
Forward purchase and sales contracts	—	13,390	—	13,390
Total	$—	$47,708	$—	$47,708

Liabilities:
Coffee futures contracts	$302	$—	$—	$302
Forward purchase and sales contracts	—	3,504	—	3,504
Westrock Public Warrants	28,538	—	—	28,538
Westrock Private Warrants	—	—	20,942	20,942
Total	$28,840	$3,504	$20,942	$53,286

The following table presents the change in fair value of Level 3 Westrock Private Warrant liabilities:

(Thousands)	Westrock Private Warrants
Fair value as of December 31, 2022	$28,342
Change in fair value	(7,400)
Fair value as of March 31, 2023	$20,942

The following table summarizes the fair value of financial instruments at December 31, 2022:

	December 31, 2022
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$39,928	$—	$39,928
Forward purchase and sales contracts	—	15,053	—	15,053
Total	$—	$54,981	$—	$54,981

Liabilities:
Coffee futures contracts	$3,334	$—	$—	$3,334
Forward purchase and sales contracts	—	4,258	—	4,258
Westrock Public Warrants	27,179	—	—	27,179
Westrock Private Warrants	—	—	28,342	28,342
Total	$30,513	$4,258	$28,342	$63,113

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

Westrock Public Warrants are valued based on their quoted market price of $2.43 and $2.27 per warrant as of March 31, 2023 and December 31, 2022, respectively. Westrock Private Warrants price of $2.83 and $3.83 per warrant as of March 31, 2023 and December 31, 2022, respectively, are valued using a binomial lattice valuation model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs were as follows:

	March 31, 2023	December 31, 2022
Stock price	$12.24	$13.36
Exercise price	11.50	11.50
Expected term (years)	5.00	5.00
Expected volatility	19.30%	7.74%
Risk-free rate of return	3.64%	3.99%
Dividend yield	0.00%	0.00%

The most significant of these primary unobservable inputs utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, and long-term debt. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. On August 29, 2022, the Company entered into the Credit Agreement, which includes the Term Loan Facility and the Revolving Credit Facility. The Term Loan Facility and the Revolving Credit Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of March 31, 2023 as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility and the Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three months ended March 31, 2023 and 2022, requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three months ended March 31, 2023 and March 31, 2022 is as follows:

	Three Months Ended March 31,
(Thousands)	2023	2022
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$(6,355)	$11,759
Other comprehensive income (loss) before reclassifications	2,354	(2,269)
Amounts reclassified from accumulated comprehensive income	721	(4,129)
Tax effect	(835)	1,538
Net other comprehensive income	(4,115)	6,899
Less: Other comprehensive income attributable to noncontrolling interests	—	—
Balance at end of period	(4,115)	6,899
Foreign currency translation gain
Balance at beginning of period	252	259
Other comprehensive income (loss) before reclassifications	(18)	—
Amounts reclassified from accumulated comprehensive income	—	—
Tax effect	—	—
Net other comprehensive income	234	259
Less: Other comprehensive income attributable to noncontrolling interests	—	—
Balance at end of period	234	259
Accumulated other comprehensive income (loss) at end of period	$(3,881)	$7,158

Note 17. Equity-Based Compensation

During the three months ended March 31, 2023, the Company granted 1.1 million restricted stock units (“RSUs”) under the Westrock Coffee Company 2022 Equity Incentive Plan (the “2022 Equity Plan”). The RSUs had a grant date fair value of $13.0 million, which was calculated using the closing price of the Company’s Common Shares on the applicable date of grant. The RSUs are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of March 31, 2023, there were 2.4 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the three months ended March 31, 2023.

		Average Fair
	Units	Market Value
Outstanding at December 31, 2022	1,127,000	$11.49
Granted	1,093,471	11.93
Forfeited	(10,772)	11.57
Vested	—	—
Outstanding at March 31, 2023	2,209,699	$11.71

Note 18. Earnings per Share

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

The dilutive effect of Westrock Series A Preferred Shares is calculated using the if-converted method, which assumes an add-back of any accretion on preferred shares to net income attributable to shareholders as if the securities were converted to common shares at the beginning of the reporting period (or at the time of issuance, if later), and the resulting common shares being included in the number of weighted-average units outstanding.

The dilutive effect of time-based option awards and RSUs is calculated using the treasury stock method, while performance-based awards are treated as contingently issuable.

The following potentially dilutive securities were excluded from the computation of diluted shares for the periods indicated because their inclusion would have an anti-dilutive effect due to our reported loss.

	Three Months Ended March 31,
(Thousands)	2023	2022
Warrants	—	—
Restricted stock	2,210	475
Options	1,517	1,711
If-converted securities	23,583	25,092

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated.

	Three Months Ended March 31,
(Thousands, except per share data)	2023	2022
Basic Earnings per Common Share
Numerator:
Net loss attributable to common shareholders	$(4,770)	$(11,613)
Denominator:
Weighted-average common shares outstanding - basic	75,358	34,641
Basic loss per common share	$(0.06)	$(0.34)

Diluted Earnings per Common Share
Numerator:
Net loss attributable to common shareholders - basic	$(4,770)	$(11,613)
Effect of non-participating securities	(5,529)	—
Net loss attributable to common shareholders - diluted	$(10,299)	$(11,613)
Denominator:
Weighted-average common shares outstanding - basic	75,358	34,641
Impact of if-converted securities	—	—
Effect of other dilutive securities	1,335	—
Weighted-average common shares outstanding - diluted	76,693	34,641

Dilutive loss per common share	$(0.13)	$(0.34)

Note 19. Segment Information

Our two operating segments, Beverage Solutions and Sustainable Sourcing & Traceability, are evaluated using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense and the impact, which may be recurring in nature, of acquisition, transaction and integrations costs, including management services and consulting agreements entered into in connection with the acquisition of S&D Coffee, Inc. (“S&D”), impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain costs specifically excluded from the calculation of EBITDA under our material debt agreements, such as facility start-up costs, and other similar or infrequent items (although we may not have had such charges in the periods presented).

Selected financial data related to our segments is presented below for the periods indicated:

	Three Months Ended March 31, 2023
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$181,209	$25,391	$(1,158)	$205,442

Adjusted EBITDA	8,421	32	n/a	8,453
Less:
Interest expense				6,029
Income tax benefit				(4,359)
Depreciation and amortization				5,874
Acquisition, restructuring and integration expense				6,644
Change in fair value of warrant liabilities				(5,529)
Management and consulting fees (S&D Coffee, Inc. acquisition)				556
Equity-based compensation				1,548
Conway extract and ready-to-drink facility start-up costs				1,869
Mark-to-market adjustments				(1,236)
Loss on disposal of property, plant and equipment				896
Other				487
Net loss				$(4,326)
Total assets	688,403	84,898	n/a	773,301

	Three Months Ended March 31, 2022
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$148,362	$47,772	$(9,706)	$186,428

Adjusted EBITDA	10,420	974	n/a	11,394
Less:
Interest expense				8,048
Income tax benefit				(1,584)
Depreciation and amortization				6,014
Acquisition, restructuring and integration expense				2,483
Management and consulting fees (S&D Coffee, Inc. acquisition)				1,335
Equity-based compensation				171
Mark-to-market adjustments				(1,145)
Loss on disposal of property, plant and equipment				105
Other				672
Net loss				$(4,705)
Total assets	532,035	113,329	n/a	645,364

Note 20. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $278.4 million as of March 31, 2023 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

In addition, at March 31, 2023, we had an obligation to repurchase $10.2 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

Note 21. Related Party Transactions

Prior to the Conversion, the Company had subordinated debt issued to Wooster Capital, LLC, which is owned and controlled by our co-founder and Chairman, Joe T. Ford, and Jo Ellen Ford, who have ownership in the Company. During 2022, Brown Brothers Harriman, who is a holder of Series A Preferred Shares, and prior to the Conversion was holder of Westrock Series A and Series B Preferred Units, participated in Falcon’s working capital trade finance facility. As such, these persons and entities are deemed related parties.

The consolidated financial statements reflect the following transactions with related parties:

	Three Months Ended March 31,
(Thousands)	2023	2022
Interest expense, net:
Brown Brothers Harriman	—	541
Wooster Capital	—	147
Jo Ellen Ford	—	53
Total	$—	$741

In connection with the acquisition of S&D Coffee, Inc. in February 2020, the Company entered into a Management Services Agreement with Westrock Group, LLC (“Westrock Group”), whose controlling manager and controlling member, Greenbrier Holdings, LLC, is owned and controlled by our co-founder and Chief Executive Officer Scott Ford. Under the terms of the agreement, which expired in February 2023, Westrock Group was paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The Company recognized $0.6 million and $0.8 million of such expenses during the three months ended March 31, 2023 and 2022, respectively. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared office space. For the three months ended March 31, 2023 and 2022, the Company recognized expenses of $0.3 million and $0.3 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. At March 31, 2023 and December 31, 2022, we had no amounts payable to Westrock Group.

Note 22. Subsequent Events

On April 3, 2023, the Company purchased the 15% of Falcon that it did not previously own, resulting in Falcon becoming a wholly-owned subsidiary of the Company. Aggregate consideration paid for the interest totaled $3.2 million and included $2.0 million in cash and 100,000 Common Shares. Due to the Company’s controlling financial interest in Falcon prior to the purchase, the transaction will be accounted for as an equity transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three months ended March 31, 2023. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2022 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2023.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
(Thousands)	2023	2022
Net loss	$(4,326)	$(4,705)
Interest expense	6,029	8,048
Income tax benefit	(4,359)	(1,584)
Depreciation and amortization	5,874	6,014
EBITDA	3,218	7,773
Acquisition, restructuring and integration expense	6,644	2,483
Change in fair value of warrant liabilities	(5,529)	—
Management and consulting fees (S&D Coffee, Inc. acquisition)	556	1,335
Equity-based compensation	1,548	171
Conway extract and ready-to-drink facility start-up costs	1,869	—
Mark-to-market adjustments	(1,236)	(1,145)
Loss on disposal of property, plant and equipment	896	105
Other	487	672
Adjusted EBITDA	$8,453	$11,394

Beverage Solutions	8,421	10,420
Sustainable Sourcing & Traceability	32	974
Total of Reportable Segments	$8,453	$11,394

Significant Developments

Amendment to Credit Agreement

On February 14, 2023, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Amendment”) to its Credit Agreement, which established a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million, proceeds of which may be used to fund capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas, or for general corporate purposes.

The interest rates under the Delayed Draw Term Loan Facility are the same as the interest rates with respect to the initial term loans under the Term Loan Facility, and the commitment fees applying to the unused portion of the Delayed Draw Term Loan Facility are the same as the commitment fees with respect to the Revolving Credit Facility. Any delayed draw term loan funded under the Delayed Draw Term Loan Facility will mature on August 29, 2027. As of the date of this Quarterly Report on Form 10-Q, no borrowings have been made under the Delayed Draw Term Loan Facility.

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

Falcon Facility

On March 21, 2023, the Company entered into a $70 million working capital trade finance facility with multiple financial institutions through its subsidiary, Falcon. The facility replaced Falcon’s then existing working capital trade finance facility. The new facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The new facility will mature one year from inception. Borrowings under the new facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR, as defined in the new facility, plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the new facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the new facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of March 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Thousands)	March 31, 2023	Revenues	March 31, 2022	Revenues
Net sales	$205,442	100.0%	$186,428	100.0%
Costs of sales	171,144	83.3%	147,997	79.4%
Gross profit	34,298	16.7%	38,431	20.6%

Selling, general and administrative expense	34,122	16.6%	35,061	18.8%
Acquisition, restructuring and integration expense	6,644	3.2%	2,483	1.3%
Loss on disposal of property, plant and equipment	896	0.4%	105	0.1%
Total operating expenses	41,662	20.3%	37,649	20.2%
Income (loss) from operations	(7,364)	(3.6)%	782	0.4%

Other (income) expense
Interest expense	6,029	2.9%	8,048	4.3%
Change in fair value of warrant liabilities	(5,529)	(2.7)%	—	0.0%
Other, net	821	0.4%	(977)	(0.5)%
Loss before income taxes	(8,685)	(4.2)%	(6,289)	(3.4)%
Income tax benefit	(4,359)	(2.1)%	(1,584)	(0.8)%
Net loss	$(4,326)	(2.1)%	$(4,705)	(2.5)%
Net (loss) income attributable to non-controlling interest	15	0.0%	171	0.1%
Net loss attributable to shareholders	(4,341)	(2.1)%	(4,876)	(2.6)%
Accretion of Series A Convertible Preferred Shares	(429)	(0.2)%	—	0.0%
Accumulating preferred dividends	—	0.0%	(6,737)	(3.6)%
Net loss attributable to common shareholders	$(4,770)	(2.3)%	$(11,613)	(6.2)%

The following table sets forth selected financial information of our reportable segments for the three months ended March 31, 2023 and 2022:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2023	$181,209	$25,391	$(1,158)	$205,442
2022	148,362	47,772	(9,706)	186,428
Segment Costs of Sales:
2023	150,714	20,430	n/a	171,144
2022	114,446	33,551	n/a	147,997
Segment Gross Profit:
2023	30,495	3,803	n/a	34,298
2022	33,916	4,515	n/a	38,431
Segment Adjusted EBITDA:
2023	8,421	32	n/a	8,453
2022	10,420	974	n/a	11,394
Segment Adjusted EBITDA Margin:
2023	4.6%	0.1%	n/a	4.1%
2022	7.0%	2.6%	n/a	6.1%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions Segment.

Net Sales

Net Sales from our Beverage Solutions segment were $181.2 million for the three months ended March 31, 2023, compared to $148.4 million for the three months ended March 31, 2022, an increase of approximately 22%. The increase was primarily due to a $24.7 million increase in the sale of coffee and tea products, driven by a 44% increase in single serve cup volumes, and increased pricing from the passthrough of higher underlying green coffee prices during the quarter, compared to the three months ended March 31, 2022.

Net Sales from our SS&T segment totaled $24.2 million, net of intersegment revenues, during the three months ended March 31, 2023, decreasing 36% compared to $38.1 million during the three months ended March 31, 2022. The decrease is driven by a decrease in sales volume, as a result of a decrease in customer demand, which decreased 57% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased to $150.7 million for the three months ended March 31, 2023, from $114.4 million for the three months ended March 31, 2022. The increase in costs of sales was driven by an increase in sales volume, specifically in single serve cups, and by inflationary increases in materials and production costs for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

In our SS&T segment, costs of sales decreased $13.1 million to $20.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease is primarily due to a decrease in green coffee sales volume. Costs of sales for the three months ended March 31, 2023 included $1.2 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $1.1 million of net unrealized gains for the three months ended March 31, 2022.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2023		2022
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$31,802	17.5%	$32,258	21.7%
Sustainable Sourcing & Traceability	2,320	9.6%	2,803	7.4%
Total selling, general and administrative expense	$34,122	16.6%	$35,061	18.8%

Total selling, general and administrative expenses in our Beverage Solutions segment decreased $0.5 million to $31.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease is primarily due to a $1.3 million decrease in personnel-related expenses and a $1.3 million decrease in freight costs, partially offset by $1.7 million of SG&A expenses related to the Kohana business, which was acquired in the fourth quarter of 2022. In our SS&T segment, selling, general and administrative costs decreased $0.5 million due to a $0.2 million decrease in bad debt expense and a $0.1 million decrease in personnel-related expenses.

Acquisition, Restructuring and Integration Expense

Acquisition, restructuring and integration expenses for the three months ended March 31, 2023 were $6.6 million, approximately $6.1 million of which related to the costs associated with the integration of our new enterprise resource planning system, including internal and external costs related to post go-live system support, and $0.5 million of which related to the acquisition of Bixby Roasting Co. During the three months ended March 31, 2022, we incurred $2.5 million of acquisition, restructuring and integration expenses, approximately $1.6 million related to public-company preparedness costs, and $0.6 million related to the integration of our new enterprise resource planning system.

Interest Expense

	Three Months Ended March 31,
(Thousands)	2023	2022
Interest expense, net
Cash:
Term loan facility	$2,750	$—
Prior term loan facility	—	5,744
Revolving credit facility	718	—
Prior ABL facility	—	572
Short-term related party debt	—	428
Subordinated related party debt	—	200
International trade finance lines	1,212	198
International notes payable	31	84
Other	865	152
Total cash interest	5,576	7,378
Non-cash:
Amortization of deferred financing costs	453	523
Payments-in-kind interest	—	147
Total non-cash interest	453	670
Total interest expense, net	$6,029	$8,048

Interest expense for the three months ended March 31, 2023 was $6.0 million compared to $8.0 million for the three months ended March 31, 2022. The decrease is primarily due to a decrease in the amount of outstanding term loans under the Term Loan Facility compared to the term loan facility that was in place during the prior year. Additionally, the interest rate applicable to our Term Loan Facility was 7.4% at March 31, 2023 compared to an interest rate of 9.75% on the term loan facility that was in place at March 31, 2022.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2023 was $4.4 million, resulting in an effective tax rate of 50.2%. The effective tax rate for the current period differs from the federal statutory rate primarily due to a change in the valuation allowance against domestic deferred tax assets and discrete items, including the windfall from the equity-based compensation awards. Income tax benefit for the three months ended March 31, 2022 was $1.6 million, resulting in an effective tax rate of 25.2%.

Critical Accounting Estimates

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 21, 2023. As of March 31, 2023, there have been no material changes to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, and fund investment activities, which include capital expenditures. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities, and available borrowings under our Revolving Credit Facility.

Our ability to generate cash provided by operating activities is dependent on several factors, including our ability to generate net sales and manage costs in-line with our expectations. Westrock’s net sales for the three months ended March 31, 2023 was approximately $205.4 million and was negatively affected by a decrease in green coffee sales volume, driven by a decrease in customer demand. Westrock’s cost of sales for the three months ended March 31, 2023 was approximately $171.1 million and was negatively impacted by an increase in green coffee, tea and liquid extracts costs, driven by higher single serve cup sales volumes and inflationary increases on materials costs. During the year ended December 31, 2022 and through the quarter ending March 31, 2022, we were and continue to be impacted by the negative effects of inflation on both our customer volume demand and manufacturing costs, including price increases in fuel, food, materials and labor. We attempt to mitigate the impacts of inflation wherever possible. Our mitigation strategies include working with our vendors and suppliers to ensure that we have adequate access to raw materials to reliably provide our customers with the high-quality products they expect. In addition, where possible, we seek to recover inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. The persistence of these negative effects on our business could adversely impact our ability to reach our revenue and other financial targets. Failure to meet our financial targets may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants and may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition, covenant compliance and ability to achieve our intended business objectives.

Credit Agreement

On August 29, 2022, the Company entered into the Credit Agreement among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes a $175.0 million Revolving Credit Facility and a $175.0 million Term Loan Facility. Proceeds from the Term Loan Facility were used for paying off existing indebtedness. On February 14, 2023, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Amendment”) to its Credit Agreement, which established a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million, proceeds of which may be used to fund capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas, or for general corporate purposes.

The Credit Agreement matures on August 29, 2027. All obligations under the Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the Company’s assets.

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (i) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (ii) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus the Applicable Margin. The Applicable Margin ranges from 1.50% to 2.50% for Adjusted Term SOFR loans and from 0.50% to 1.50% for Base Rate loans, in each case depending on the total net leverage ratio. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility range from 0.20% to 0.35% depending on the total net leverage ratio. At March 31, 2023, we had $55.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 7.3%, and the interest rate applicable to our Term Loan Facility was 7.4%.

The interest rates under the Delayed Draw Term Loan Facility are the same as the interest rates with respect to the initial term loans under the Term Loan Facility, and the commitment fees applying to the unused portion of the Delayed Draw Term Loan Facility are the same as the commitment fees with respect to the Revolving Credit Facility. Any delayed draw term loan funded under the Delayed Draw Term Loan Facility will mature on August 29, 2027. As of the date of this Quarterly Report on Form 10-Q, no borrowings have been made under the Delayed Draw Term Loan Facility.

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

We had $2.6 million of standby letters of credit outstanding at March 31, 2023.

The Credit Agreement contains two financial covenants requiring maintenance of a total net leverage ratio not to exceed 4.50 to 1.00, with a stepdown to 4.00 to 1.00 on the 18-month anniversary of the closing date of Credit Agreement (with an option to increase to 4.50 to 1.00 following certain permitted acquisitions), and an interest coverage ratio of at least 1.50 to 1.00 (the “Financial Covenants”). As of March 31, 2023, the Company was in compliance with the Financial Covenants.

International Debt and Lending Facilities

On March 21, 2023, the Company entered into a $70 million working capital trade finance facility with multiple financial institutions through its subsidiary, Falcon. The facility replaced Falcon’s then existing working capital trade finance facility. The new facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The new facility will mature one year from inception. Borrowings under the new facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At March 31, 2023, there was $35.0 million of borrowings outstanding under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of March 31, 2023.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $7.8 million at March 31, 2023 and (b) a long-term note payable with a balance of $1.5 million at March 31, 2023.

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

A key component of our long-term growth strategy will be to complete the build-out of our extract and ready-to-drink manufacturing facility in Conway, Arkansas, which will utilize state-of-the-art equipment specifically designed to efficiently manufacture and package a wide range of beverages, such as canned or bottled cold brew coffees, lattes, assorted teas, and juice-based products. The Company expects to incur approximately $275.0 million of capital expenditures over the next three (3) years to complete the enhanced build-out of the facility.

We believe cash from operations and available borrowings under our Revolving Credit Facility and Delayed Draw Down Term Loan Facility will provide sufficient cash on-hand to complete the build-out. However, the Company will continuously evaluate its liquidity needs, and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund the Conway build-out or fund our acquisition strategy, we may delay the build-out of the Conway facility and/or modify the scope of the build-out and we may reprioritize our strategy to focus on organic growth opportunities, which may have an adverse impact on our ability to achieve our growth objectives.

Warrant Proceeds

As of March 31, 2023, we had 19,144,120 outstanding Warrants to purchase 19,144,120 Common Shares, exercisable at an exercise price of $11.50 per share, which expire on the earliest to occur of August 26, 2027 (i.e. the five year anniversary of the Closing), redemption or liquidation. The exercise of warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Shares and the spread between the exercise price of the Warrant and the price of our Common Shares at the time of exercise. For example, to the extent that the price of our Common Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the price of our Common Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. Even if our Warrants are in the money, there can be no assurance that Warrant holders will exercise their Warrants prior to their expiration. Our Public Warrants under certain conditions, as described in their warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Private Placement Warrants are not redeemable so long as they are held by the Riverview Sponsor or its permitted transferees (except as otherwise set forth herein). As such, it is possible that we may never generate any or only very limited cash proceeds from the exercise of our Warrants.

As of the date of this Report on Form 10-Q, we have neither included nor intend to include any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity sources or capital resource planning. We do not expect to rely on the cash exercise of Warrants to fund our operations. Instead, we intend to rely on our primary sources of cash discussed above to continue to support our operations. Therefore, the availability or unavailability of any proceeds from the exercise of our Warrants is not expected to affect our ability to fund our operations. We will continue to evaluate the probability of Warrant exercise over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity sources and capital resources planning.

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

Redemptions of Series A Preferred Shares

After February 26, 2028 (i.e. the five-and-half year anniversary of the Closing), any holder of Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,566,229 Series A Preferred Shares remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $271.0 million. If Westrock was required by the holders to redeem a significant number of Series A Preferred Shares, Westrock may not have enough cash available (including through draws on its credit facility) for other purposes such as paying dividends on the Common Shares, repurchases of Common Shares, financing acquisitions or other expansions, paying employee incentives and executing its business strategy. An outflow of a significant amount of cash from Westrock as a result of redemptions of the Series A Preferred Shares may cause a deterioration in the financial condition of Westrock and our ability to pay our other obligations and/or execute our business strategy. The impact of such redemptions on Westrock will depend, among other things, on the financial condition of Westrock at the time of such redemptions, including the amount of available cash on hand and ability to draw on Westrock’s credit facilities or obtain other sources of financing, the business strategies and objectives of Westrock at that time and the magnitude of such redemptions. Additionally, we may reserve cash, refrain from pursuing other business objectives and/or direct cash away from other business objectives to ensure that we have sufficient available cash to satisfy holder redemptions and this may adversely affect our business and financial condition and ability to execute on our business strategy.

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

Future purchase obligations of $278.4 million as of March 31, 2023 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $10.2 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solution segment has an obligation to repurchase.

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

Capital expenditures for the three months ended March 31, 2023 and 2022 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Three months ended March 31, 2023	$17,766	$311	$566	$982	$19,625
Three months ended March 31, 2022	$6,781	$514	$1,013	$389	$8,697

We expect to invest to expand our extract and ready-to-drink product manufacturing capacity in Conway, Arkansas, for which we currently expect to spend approximately $275 million over the next 3 years. As of March 31, 2023, approximately $40.0 million has been spent towards our Conway facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A “Quantitative and Qualitative Disclosures Regarding Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 21, 2023.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses in our internal control over financial reporting, described below.

However, after giving full consideration to the material weaknesses, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with US GAAP. Our Principal Executive Officer and Principal Financial Officer have certified that, based on such officer’s knowledge, the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting, which remain outstanding as of March 31, 2023.

Westrock did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness in risk assessment contributed to the following material weaknesses:

●	Westrock did not design and maintain effective controls over the period-end financial reporting process to achieve complete and accurate financial accounting, reporting and disclosures, including the presentation and classification of various accounts in the financial statements, which resulted in immaterial adjustments to product revenues; product costs of sales; selling, general and administrative expense; loss on disposal of property, plant and equipment; other (income) expense, net; accounts receivable, net, inventories; derivative assets, net; prepaid expenses and other current assets; property, plant, and equipment, net; goodwill; intangible assets, net; other long term assets; accounts payable; accrued expenses and other current liabilities and the cash flow presentation of debt payments and proceeds within financing activities within the consolidated financial statements as of and for the year ended December 31, 2020.

●	Westrock did not design and maintain effective controls related to ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and account reconciliations, which did not result in adjustments to the consolidated financial statements.

●	Westrock did not design and maintain effective controls over certain information technology (“IT”) or general computer controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, Westrock did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and adequate restricted user and privileged access to financial applications, data and programs to the appropriate personnel; (iii) computer operations controls to ensure that data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in adjustments to the consolidated financial statements. However, the deficiencies, when aggregated, could impact Westrock’s ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, it was determined these deficiencies in the aggregate constitute a material weakness.

Additionally, the material weaknesses could result in a misstatement of substantially all of Westrock’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plans

Westrock has taken and is taking certain measures to remediate the material weaknesses described above, including the following:

●	Hiring additional accounting and IT personnel, including a new chief accounting officer hired in May 2021, a new technical accounting resource hired in April 2022, a new IT compliance resource hired in March 2023, and a new internal controls resource hired in April 2023 with the appropriate level of knowledge, training, and experience to improve our internal control over financial reporting and IT capabilities.

●	Developing and formalizing a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting.

●	Engaged a third party to assist in designing and implementing controls related to period-end financial reporting, segregation of duties and IT general controls.

●	Designing and implementing controls to formalize roles and review responsibilities to align with Westrock’s team’s skills and experience and designing and implementing controls over segregation of duties.

●	Designing and implementing formal accounting procedures and controls supporting Westrock’s period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries.

●	Enhancing policies and procedures related to the management and approval of (i) changes in our IT environment, including procedures to review changes in IT data and the configuration of systems, (ii) system implementations and projects to ensure adequate governance, development, change management, and implementation controls, (iii) security access, including policies and procedures to set up or remove users to our IT systems, (iv) periodic security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels, and (v) review of service organization reports and related end-user control considerations.

●	Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2023, we implemented new enterprise resource planning ("ERP") software, NetSuite, as part of a plan to integrate and upgrade our systems and processes. Additional implementation activities are expected to continue in phases throughout the year. This project is expected to improve the efficiency and effectiveness of financial and business transaction processes, as well as the underlying systems environment. While we expect NetSuite to strengthen our internal financial controls, there are inherent risks in implementing any new system. Management will continue to evaluate and monitor our internal controls over financial reporting as processes and procedures in each of the affected areas evolve.

There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business that were described under Item 1A “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 21, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 28, 2023, the Company completed the acquisition of Bixby Roasting Co. (“Bixby”), a specialty-grade roaster that is a leader in the emerging influencer-led brand space. Aggregate consideration included the issuance of 39,778 shares of common stock of the Company, par value $0.01 per share (the “Company Common Shares”), and approximately $2.2 million in cash, subject to customary adjustments. The issuance of the Company Common Shares to the seller was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Company Common Shares were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act, pursuant to the seller’s status as an “accredited investor,” as such term is defined in Rule 501 under the Securities Act.

Issuer Purchases of Equity Securities

The table below provides information regarding shares withheld from Westrock employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted stock. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share(1)	Programs	Programs
January 1, 2023 to January 31, 2023	—	—	—	—
February 1, 2023 to February 28, 2023	49,404	$ 11.18	—	—
March 1, 2023 to March 31, 2023	—	—	—	—
Total	49,404	$ 11.18	—	—

(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022

10.1	Incremental Assumption Agreement and Amendment No. 1, dated as of February 14, 2023, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, as holdings, the other guarantors party thereto, the Amendment No. 1 delayed draw term loan lenders, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-41485	10.1	February 14, 2023

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Westrock Coffee Company
Date: May 11, 2023	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2023	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)