Form 10-Q
period 2023-06-30
Westrock Coffee Co
filed 2023-08-10
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2023, the Registrant had 87,611,165 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

On August 26, 2022, the registrant, Westrock Coffee Company, a Delaware corporation (the “Company,” “Westrock,” “we,” “us,” or “our”), converted from a Delaware limited liability company called “Westrock Coffee Holdings, LLC” to a Delaware corporation called “Westrock Coffee Company” in connection with the closing of its de-SPAC merger transaction with Riverview Acquisition Corp., a special purpose acquisition vehicle and a Delaware corporation. References to “Westrock,” “we,” “us,” “our,” and similar terms prior to the effective time of the conversion, refer to the registrant when it was a Delaware limited liability company called “Westrock Coffee Holdings, LLC” and such references following the effective time of the conversion, refer to the registrant in its current corporate form as a Delaware corporation called “Westrock Coffee Company.”

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

●	our history of net losses;

●	volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;

●	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;

●	deterioration in general macroeconomic conditions and/or decreases in consumer spending on discretionary items;

●	disruption in operations at any of our, our suppliers’ or our co-manufacturers’ production, distribution or manufacturing facilities or other loss of manufacturing capacity;
●	our inability to anticipate customer preferences and successfully develop new products;

●	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;

●	failure to retain key personnel or recruit qualified personnel;

●	risks associated with operating a coffee trading business and a coffee exporting business;
●	our inability to hedge commodity risks;

●	consolidation among our distributors and customers or the loss of any key customer;

●	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;

●	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;

●	our inability to effectively manage the growth and increased complexity of our business;

●	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;

●	our inability to secure the additional capital needed to operate and grow our business;

●	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;

●	a material failure, inadequacy or interruption of our information technology systems;

●	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;

●	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;

●	our inability to comply with the financial covenants contained in our credit agreement;

●	our inability to complete the construction of our new facility in Conway, Arkansas in time or incurring additional expenses in the process;

●	our corporate structure and organization, which may prevent or delay attempts to acquire a controlling interest in the Company;

●	the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;
●	the impact of current global economic conditions, including those caused by economic slowdowns or recessions, changes in political, economic or industry conditions, global conflicts (including the ongoing military conflict between Russia and Ukraine and recent conflicts in Brazil), inflation, the interest rate environment, U.S. government shutdowns, downgrades to the U.S. government’s sovereign credit rating or other conditions affecting the global financial and capital markets, and epidemic, pandemic or other health issues; and

●	other risks, uncertainties and factors set forth in the “Risk Factors” section in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2023 (“Annual Report”) and in the “Management’s Discussion and Analysis” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

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

Westrock Coffee Company

FORM 10-Q

June 30, 2023

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$25,245	$16,838
Restricted cash	3,537	9,567
Accounts receivable, net of allowance for credit losses of $2,672 and $3,023, respectively	100,863	101,639
Inventories	154,682	145,836
Derivative assets	18,357	15,053
Prepaid expenses and other current assets	13,542	9,166
Total current assets	316,226	298,099

Property, plant and equipment, net	240,349	185,206
Goodwill	116,353	113,999
Intangible assets, net	127,022	130,886
Operating lease right-of-use assets	15,172	11,090
Other long-term assets	7,186	6,933
Total Assets	$822,308	$746,213

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current maturities of long-term debt	$9,293	$11,504
Short-term debt	46,190	42,905
Accounts payable	102,083	116,675
Supply chain finance program	29,026	—
Derivative liabilities	7,282	7,592
Accrued expenses and other current liabilities	36,084	37,459
Total current liabilities	229,958	216,135

Long-term debt, net	237,769	162,502
Deferred income taxes	17,938	14,355
Warrant liabilities	61,280	55,521
Other long-term liabilities	14,600	11,035
Total liabilities	561,545	459,548

Commitments and contingencies (Note 20)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,566 shares and 23,588 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively, $11.50 liquidation value	275,025	274,936

Shareholders' (Deficit) Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 75,728 shares and 75,020 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	760	750
Additional paid-in-capital	348,711	342,664
Accumulated deficit	(359,194)	(328,042)
Accumulated other comprehensive loss	(4,539)	(6,103)
Total shareholders' (deficit) equity attributable to Westrock Coffee Company	(14,262)	9,269
Non-controlling interest	—	2,460
Total shareholders' (deficit) equity	(14,262)	11,729

Total Liabilities, Convertible Preferred Shares and Shareholders' (Deficit) Equity	$822,308	$746,213

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2023	2022	2023	2022
Net sales	$224,694	$223,413	$430,136	$409,841
Costs of sales	189,018	184,515	360,162	332,512
Gross profit	35,676	38,898	69,974	77,329

Selling, general and administrative expense	34,170	35,048	68,292	70,109
Acquisition, restructuring and integration expense	2,901	2,304	9,545	4,787
Loss on disposal of property, plant and equipment	—	184	896	289
Total operating expenses	37,071	37,536	78,733	75,185
(Loss) income from operations	(1,395)	1,362	(8,759)	2,144

Other (income) expense
Interest expense	7,385	8,813	13,414	16,861
Change in fair value of warrant liabilities	11,800	—	6,272	—
Other, net	(9)	(133)	811	(1,110)
Loss before income taxes	(20,571)	(7,318)	(29,256)	(13,607)
Income tax expense (benefit)	6,240	(1,499)	1,881	(3,083)
Net loss	$(26,811)	$(5,819)	$(31,137)	$(10,524)
Net (loss) income attributable to non-controlling interest	—	(106)	15	65
Net loss attributable to shareholders	(26,811)	(5,713)	(31,152)	(10,589)
Accretion of Series A Convertible Preferred Shares	87	—	(341)	—
Accumulating preferred dividends	—	(7,145)	—	(13,882)
Net loss attributable to common shareholders	$(26,724)	$(12,858)	$(31,493)	$(24,471)

Loss per common share(1):
Basic	$(0.35)	$(0.37)	$(0.42)	$(0.70)
Diluted	$(0.35)	$(0.37)	$(0.42)	$(0.70)

Weighted-average number of shares outstanding(1):
Basic	75,726	34,855	75,543	34,749
Diluted	75,726	34,855	75,543	34,749

(1) Retroactively adjusted the three and six months ended June 30, 2022 for the de-SPAC merger transaction as described in Note 4.

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Net loss	$(26,811)	$(5,819)	$(31,137)	$(10,524)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	(717)	(2,425)	1,523	(7,285)
Foreign currency translation adjustment	59	(9)	41	(9)
Total other comprehensive income (loss)	(658)	(2,434)	1,564	(7,294)
Comprehensive loss	(27,469)	(8,253)	(29,573)	(17,818)
Comprehensive income (loss) attributable to non-controlling interests	—	(106)	15	65
Comprehensive loss attributable to shareholders	(27,469)	(8,147)	(29,588)	(17,883)
Accretion of convertible preferred shares	87	—	(341)	—
Accumulating preferred dividends	—	(7,145)	—	(13,882)
Comprehensive loss attributable to common shareholders	$(27,382)	$(15,292)	$(29,929)	$(31,765)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)(1)

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at March 31, 2022	34,856	$348	$60,319	$(263,338)	$7,158	$2,907	$(192,606)

Net income (loss)	—	—	—	(5,713)	—	(106)	(5,819)

Other comprehensive income (loss)	—	—	—	—	(2,434)	—	(2,434)

Equity-based compensation	—	—	308	—	—	—	308

Accumulating preferred dividends	—	—	—	(7,145)	—	—	(7,145)
Balance at June 30, 2022	34,856	$348	$60,627	$(276,196)	$4,724	$2,801	$(207,696)

Balance at March 31, 2023	75,628	$759	$345,840	$(332,383)	$(3,881)	$2,475	$12,810

Net income (loss)	—	—	—	(26,811)	—	—	(26,811)

Issuance of common shares related to purchase of non-controlling interest	100	1	474	—	—	(2,475)	(2,000)

Accretion of convertible preferred stock	—	—	87	—	—	—	87

Other comprehensive income (loss)	—	—	—	—	(658)	—	(658)

Equity-based compensation	—	—	2,310	—	—	—	2,310
Balance at June 30, 2023	75,728	$760	$348,711	$(359,194)	$(4,539)	$—	$(14,262)

(1) Retroactively adjusted March 31, 2022 and the three months ended June 30, 2022 for the de-SPAC merger transaction as described in Note 4.

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)(1)

(Unaudited) (continued)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2021	34,523	$345	$60,628	$(251,725)	$12,018	$2,736	$(175,998)

Net income (loss)	—	—	—	(10,589)	—	65	(10,524)

Other comprehensive income (loss)	—	—	—	—	(7,294)	—	(7,294)

Equity-based compensation	333	3	476	—	—	—	479

Net share settlement of equity awards	—	—	(477)	—	—	—	(477)

Accumulating preferred dividends	—	—	—	(13,882)	—	—	(13,882)
Balance at June 30, 2022	34,856	$348	$60,627	$(276,196)	$4,724	$2,801	$(207,696)

Balance at December 31, 2022	75,020	$750	$342,664	$(328,042)	$(6,103)	$2,460	$11,729

Net income (loss)	—	—	—	(31,152)	—	15	(31,137)

Issuance of common shares related to acquisitions	40	2	444	—	—	—	446

Issuance of common shares related to Public Warrant exercise	229	2	3,142	—	—	—	3,144

Issuance of common shares related to stock options exercised	6	1	62	—	—	—	63

Issuance of common shares related to conversion of Series A Convertible Preferred Shares	22	1	253	—	—	—	254

Issuance of common shares related to purchase of non-controlling interest	100	1	474	—	—	(2,475)	(2,000)

Accretion of Series A Convertible Preferred Shares	—	—	(341)	—	—	—	(341)

Other comprehensive income (loss)	—	—	—	—	1,564	—	1,564

Equity-based compensation	311	3	3,854	—	—	—	3,857

Net share settlement of equity awards	—	—	(1,841)	—	—	—	(1,841)
Balance at June 30, 2023	75,728	$760	$348,711	$(359,194)	$(4,539)	$—	$(14,262)

(1) Retroactively adjusted December 31, 2021 and six months ended June 30, 2022 for the de-SPAC merger transaction as described in Note 4.

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(31,137)	$(10,524)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,055	11,966
Equity-based compensation	3,857	479
Paid-in-kind interest added to debt principal	—	294
Provision for credit losses	653	922
Amortization of deferred financing fees included in interest expense	988	1,046
Loss on disposal of property, plant and equipment	896	289
Mark-to-market adjustments	(2,205)	250
Change in fair value of warrant liabilities	6,272	—
Foreign currency transactions	907	91
Deferred income tax (benefit) expense	1,881	(3,083)
Other	992	—
Change in operating assets and liabilities:
Accounts receivable	649	(11,137)
Inventories	(6,874)	(53,663)
Derivative assets and liabilities	693	(10,743)
Prepaid expense and other assets	(8,529)	(14,257)
Accounts payable	(24,080)	37,278
Accrued liabilities and other	7,314	3,818
Net cash used in operating activities	(35,668)	(46,974)
Cash flows from investing activities:
Additions to property, plant and equipment	(55,745)	(15,163)
Additions to intangible assets	(95)	(48)
Acquisition of business, net of cash acquired	(2,392)	—
Proceeds from sale of property, plant and equipment	57	2,248
Net cash used in investing activities	(58,175)	(12,963)
Cash flows from financing activities:
Payments on debt	(79,795)	(51,665)
Proceeds from debt	156,118	107,423
Proceeds from supply chain financing program	29,026	—
Payment of debt issuance costs	(2,582)	—
Net repayments from repurchase agreements	(5,236)	—
Proceeds from exercise of stock options	63	—
Proceeds from exercise of Public Warrants	2,632	—
Payment for purchase of non-controlling interest	(2,000)	—
Payment for taxes for net share settlement of equity awards	(1,841)	(477)
Net cash provided by financing activities	96,385	55,281
Effect of exchange rate changes on cash	(165)	(29)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,377	(4,685)
Cash and cash equivalents and restricted cash at beginning of period	26,405	22,870
Cash and cash equivalents and restricted cash at end of period	$28,782	$18,185

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$17,958	$372
Issuance of common shares related to Public Warrant exercise	3,144	—
Issuance of common shares related to acquisitions	446	—
Issuance of common shares related to conversion of Series A Preferred Shares	254	—
Issuance of common shares related to purchase of non-controlling interest	475	—
Accretion of convertible preferred shares	341	—
Accumulating preferred dividends	—	13,882

The total cash and cash equivalents and restricted cash is as follows:

(Thousands)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$25,245	$14,343
Restricted cash	3,537	3,842
Total	$28,782	$18,185

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

Beverage Solutions: Through this segment, we combine our product innovation and customer insights to provide value-added beverage solutions, including coffee, tea, flavors, extracts and ingredients. We provide products in a variety of packaging, including branded and private label coffee in bags, fractional packs, and single serve cups, as well as extract solutions to be used in products such as cold brew and ready-to-drink offerings. Currently, we serve customers in the United States, Europe and Asia, through the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG, and hospitality industries.

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

On April 3, 2023, the Company purchased the remaining 15% of the equity interests of Falcon Coffees Limited (“Falcon”) that it did not previously own, resulting in Falcon becoming a wholly owned subsidiary of the Company. Aggregate consideration paid for the interest totaled $3.2 million and included $2.0 million in cash and 100,000 Common Shares. Due to the Company’s controlling financial interest in Falcon prior to the purchase, the transaction was accounted for as an equity transaction. For periods prior to April 3, 2023, equity interests not owned by us are reflected as non-controlling interests. In the Condensed Consolidated Statements of Operations, we allocate net income (loss) attributable to non-controlling interest to arrive at net income (loss) attributable to common shareholders based on their proportionate share. Falcon operates our trading business and is reported within our Sustainable Sourcing & Traceability segment.

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

Common Unit Conversion

In connection with the Transaction and pursuant to the Transaction Agreement, (a) each issued and outstanding common unit of the Converting Company (“Common Units”) was automatically converted into 0.1049203474320 shares of common stock, par value $0.01 per share, of the Company (each such share, a “Common Share”), (b) each issued and outstanding common equivalent preferred unit of the Converting Company (the “Common Equivalent Preferred Units”) for which the holder had not elected to convert such unit into shares of Series A convertible preferred stock, par value $0.01 per share, of the Company (the “Series A Preferred Shares”), automatically converted into 0.1086138208640 Common Shares if such Common Equivalent Preferred Unit was designated a Series A Common Equivalent Preferred Unit or 0.1049203474320 Common Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit and (c) each outstanding Common Equivalent Preferred Unit for which the holder thereof had made an election to convert such unit into Series A Preferred Shares, converted into 0.1086138208740 Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series A Common Equivalent Preferred Unit or 0.0919280171940 Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. On June 30, 2023, the Company amended its Credit Agreement (See Note 12) to provide for greater access to available borrowings and covenant relief, and in August 2023, the Company issued approximately 11.9 million Common Shares for aggregate gross proceeds of $118.8 million (See Note 22). The Company believes that proceeds from the equity issuance, projected cash flow from operations and available borrowings under its Credit Agreement will be sufficient to fund operations for at least the next twelve months. If we are unable to meet our financial targets and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants. As management’s ability to amend its financial covenants cannot be assured, management has committed to raise additional capital, delay growth capital expenditures and/or reduce operating expenses, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Activity in the allowance for credit losses for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,516	$3,011	$3,023	$3,749
Charged to selling, general and administrative expense	156	25	653	922
Write-offs	—	(644)	(1,004)	(2,279)
Total	$2,672	$2,392	$2,672	$2,392

Inventories

Within our Sustainable Sourcing & Traceability segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2023, we recognized $1.1 million of net unrealized losses and $1.1 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts. For the three and six months ended June 30, 2022, we recognized $1.7 million and $7.5 million of net unrealized losses, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Supplier Finance Program

The Company is party to a supplier finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within supply chain finance program, on our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. As of June 30, 2023, there were $29.0 million obligations outstanding under the Program. There were no such obligations outstanding as of December 31, 2022.

(Thousands)	June 30, 2023
Confirmed obligations outstanding at the beginning of the year	$—
Invoices confirmed during the year	29,026
Confirmed invoices paid during the year	—
Confirmed obligations outstanding at the end of the quarter	$29,026

Warrant Liabilities

We account for warrants assumed in connection with the Transaction (see Note 4) in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities.  Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Condensed Consolidated Statements of Operations.

The Company remeasures the fair value of the Westrock Public Warrants (as defined in Note 4) based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants (as defined in Note 4) are valued using a binomial lattice valuation model. For the three and six months ended June 30, 2023, the Company recognized $11.8 million and $6.3 million of losses, respectively, related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Condensed Consolidated Statements of Operations.

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

The effective income tax rates for the six months ended June 30, 2023 and 2022 were (6.4%) and 22.7%, respectively.  The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets and permanent differences, including nondeductible expenses related to a change in the fair value of warrants. The effective tax rate for the six months ended June 30, 2023 differs from the effective tax rate for the same period in 2022 primarily due to the increase in the valuation allowance and permanent differences, including nondeductible expenses related to a change in the fair value of warrants and executive compensation.

There were no changes to uncertain tax benefits during the six months ended June 30, 2023, and the Company does not expect any significant changes to uncertain tax benefits within the next twelve months.

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

The financial statements of the combined entity represent a continuation of the financial statements of Westrock, and the net assets of Riverview have been stated at historical cost, with no goodwill or other intangible assets recorded. The equity and net loss per unit attributable to common equity holders of the Company, prior to the Closing, have been retroactively adjusted as shares reflecting the common unit conversion ratio discussed above.

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

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase.  Such transactions are accounted for as financing transactions in accordance with ASC 606.  At June 30, 2023, the Company has $9.4 million of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2023, we recorded $2.1 million and $1.1 million of net unrealized gains, respectively, within costs of sales. For the three and six months ended June 30, 2022, we recorded $0.3 million and $7.2 million of net unrealized gains, respectively, within costs of sales.

For the three and six months ended June 30, 2023, the Company recognized $34.7 million and $59.1 million in revenues under ASC 815, respectively, and for the three and six months ended June 30, 2022, the Company recognized $52.4 million and $90.5 million in revenues under ASC 815, respectively, which are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.4 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of June 30, 2023 or December 31, 2022. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At June 30, 2023 and December 31, 2022, accounts receivable, net included $103.5 million and $104.7 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of June 30, 2023 and December 31, 2022, no costs were capitalized as all arrangements were less than a year.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Coffee & tea	$144,604	$140,614	$291,753	$262,296
Flavors, extracts & ingredients	44,396	29,397	77,682	55,063
Other	719	854	1,493	1,867
Green coffee	34,975	52,548	59,208	90,615
Net sales	$224,694	$223,413	$430,136	$409,841

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
United States	$193,106	$181,526	$378,667	$334,541
All other countries	31,588	41,887	51,469	75,300
Net sales	$224,694	$223,413	$430,136	$409,841

Note 6. Acquisitions

Bixby Roasting Co.

On February 28, 2023, the Company completed the acquisition of substantially all of the assets of Bixby Roasting Co. (“Bixby”), a specialty-grade roaster that is a leader in the emerging influencer-led brand space.  The transaction is accounted for as a business combination in accordance with ASC 805. Aggregate consideration paid for Bixby included 39,778 Common Shares and approximately $2.2 million in cash, for total consideration of $2.6 million, subject to customary adjustments.  Net assets acquired totaled approximately $0.7 million. The acquisition allows the Company to continue to expand its product marketing and development resources as it capitalizes on shifting consumer consumption trends.  The acquisition includes Bixby’s roasting facility in Los Angeles, California.  The acquisition was recorded by allocating the costs of the assets acquired and liabilities assumed, which consisted of accounts receivable, inventory, property, plant and equipment, and accounts payable, based on their estimated fair values at the acquisition date.  The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company finalized its purchase price allocation during the second quarter of 2023, recognizing approximately $2.0 million of goodwill, which is deductible for tax purposes, within our Beverage Solutions segment.  The financial results of Bixby are included in the Beverage Solutions segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

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

The fair value of the stock consideration was based on the closing price of the Company’s common stock on the date of acquisition. The total consideration paid in the Kohana Acquisition is summarized below:

(Thousands)
Cash consideration	$15,682
Fair value of stock consideration	23,435
Total Consideration	$39,117

The assets and liabilities acquired in the Kohana Acquisition are recorded at their estimated fair values.

(Thousands)	Acquired Value
Cash and cash equivalents	$797
Accounts receivable	881
Inventory	2,306
Property, plant and equipment	8,387
Goodwill	17,275
Intangible assets	11,718
Accounts payable and accrued liabilities	(2,247)
Total	$39,117

The above purchase price allocation was finalized during the second quarter of 2023. During the first six months of 2023, we recorded approximately $0.3 million of measurement period adjustments, primarily related to the settlement of post-closing working capital adjustments.

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

Note 7. Inventories

The following table summarizes inventories as of June 30, 2023 and December 31, 2022:

(Thousands)	June 30, 2023	December 31, 2022
Raw materials	$70,315	$66,925
Finished goods	32,756	21,232
Green coffee	51,611	57,679
Total inventories	$154,682	$145,836

Green coffee inventories represent green coffee held for resale. At June 30, 2023 and December 31, 2022, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 8. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of June 30, 2023 and December 31, 2022:

(Thousands)	Depreciable Lives	June 30, 2023	December 31, 2022
Land		$8,907	$9,052
Buildings(4)	10-40 years	35,370	35,499
Leasehold improvements(1)		9,071	1,651
Plant equipment(4)	3-15 years	110,599	107,215
Vehicles and transportation equipment	3-5 years	687	700
IT systems	3-7 years	6,834	3,053
Furniture and fixtures(4)	3-10 years	3,092	3,068
Customer beverage equipment(2)	3-5 years	22,674	21,930
Lease right-of-use assets(3)		36	36
Construction in progress and equipment deposits(4)		116,763	70,004
		314,033	252,208
Less: accumulated depreciation		(73,684)	(67,002)
Property, plant and equipment, net		$240,349	$185,206

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

4 - We identified a $10.1 million classification error in the disclosure of buildings, plant equipment, furniture and fixtures, and construction in progress and equipment deposits for the year ended December 31, 2022. Amounts presented above reflect the corrected amounts.

Depreciation expense for the three and six months ended June 30, 2023 was $4.1 million and $8.0 million, respectively, and depreciation expense for the three and six months ended June 30, 2022 was $4.3 million and $8.5 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at June 30, 2023 are expected to be in production use.

Note 9. Goodwill

The following table reflects the carrying amount of goodwill as of June 30, 2023 and December 31, 2022:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2022
Goodwill	$190,882	$190,882
Accumulated impairment loss	(76,883)	(76,883)
	113,999	113,999
Changes during the period:
Acquisitions	2,025	2,025
Measurement period adjustments	329	329

Balance at June 30, 2023
Goodwill	193,236	193,236
Accumulated impairment loss	(76,883)	(76,883)
	$116,353	$116,353

Note 10. Intangible Assets, Net

The following table summarizes intangible assets, net as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(22,634)	$126,014
Favorable lease asset	790	(281)	509
Software	1,006	(507)	499
Intangible assets, net	$150,444	$(23,422)	$127,022

	December 31, 2022
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(18,778)	$129,870
Favorable lease asset	710	(140)	570
Software	919	(473)	446
Intangible assets, net	$150,277	$(19,391)	$130,886

Amortization expense of intangible assets was $2.0 million and $4.0 million for the three and six months ended June 30, 2023, respectively, and amortization expense of intangible assets was $1.7 million and $3.4 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the weighted average useful life for definite-lived intangibles is approximately 20 years.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
Right-of-use operating lease assets	Operating lease right-of-use assets	$15,172	$11,090
Operating lease liabilities - current	Accrued expenses and other current liabilities	3,199	2,832
Operating lease liabilities - noncurrent	Other long-term liabilities	12,468	8,424

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs for the three and six months ended June 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Operating lease cost	$1,209	$842	$2,430	$1,771
Short-term lease cost	239	224	479	478
Total	$1,448	$1,066	$2,909	$2,249

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of June 30, 2023 and June 30, 2022:

	June 30, 2023	June 30, 2022
Weighted-average discount rate	8.0%	8.5%
Weighted-average remaining lease term	5.2 years	5.2 years

Supplemental cash flow information about the Company’s leases as of June 30, 2023 and 2022, respectively, is as follows:

	Six Months Ended June 30,
(Thousands)	2023	2022
Operating cash flows from operating leases	$2,141	$806

During the six months ended June 30, 2023, the Company obtained $6.0 million of right-of-use operating lease assets in exchange for lease obligations.

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of June 30, 2023.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2023 are as follows:

(Thousands)
Remainder of 2023	$2,115
2024	4,382
2025	3,277
2026	2,609
2027	2,589
Thereafter	4,239
Total future minimum lease payments	19,211
Less: imputed interest	(3,544)
Present value of minimum lease payments	$15,667

Note 12. Debt

Our long-term debt at June 30, 2023 and December 31, 2022 is as follows:

(Thousands)	June 30, 2023	December 31, 2022
Term loan facility	$168,438	$175,000
Revolving credit facility	80,000	—
International trade finance lines	46,190	42,905
International notes payable	1,356	1,750
Other loans	19	25
Total debt	296,003	219,680
Unamortized debt costs	(2,751)	(2,769)
Current maturities of long-term debt	(9,293)	(11,504)
Short-term debt	(46,190)	(42,905)
Long-term debt, net	$237,769	$162,502

Credit Agreement

On August 29, 2022, we entered into a credit agreement (the “Credit Agreement”) among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million (the “Revolving Credit Facility”) and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million (the “Term Loan Facility”). Proceeds from the Term Loan Facility were used for paying off existing indebtedness. The Revolving Credit Facility and the Term Loan Facility will mature on August 29, 2027. All obligations under the Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the Company’s assets.

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (i) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (ii) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus the applicable margin. The Credit Agreement contains two financial covenants requiring the maintenance of a total net leverage ratio and an interest coverage ratio (the “Financial Covenants”). Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility range from 0.20% to 0.35% depending on the total net leverage ratio. At June 30, 2023, we had $80.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 7.3%, and the interest rate applicable to our Term Loan Facility was 7.4%, and we had $2.6 million of standby letters of credit outstanding.

On February 14, 2023, we entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Amendment”) to the Credit Agreement, which established a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million, proceeds of which may be used to fund capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas, or for general corporate purposes.

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

On June 30, 2023, we entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. The Second Amendment established a covenant relief period (the “Covenant Relief Period”) commencing on June 30, 2023, and ending on the earlier to occur of (i) April 1, 2025 and (ii) the date following December 31, 2023, on which the Borrower delivers to the Administrative Agent a certificate of a responsible officer (a) electing to terminate the Covenant Relief Period, (b) demonstrating a total net leverage ratio less than 3.75x and (c) attaching projections demonstrating compliance with the total net leverage ratio financial covenant (as in effect prior to giving effect to the Covenant Relief Period) until the then-existing latest maturity date.

During the Covenant Relief Period, (i) the total net leverage ratio financial covenant will be (a) 5.00x for the test period ending June 30, 2023, (b) 5.25x for the test period ending September 30, 2023, (c) 5.50x for the test periods ending on or after December 31, 2023 to and including September 30, 2024, (d) 5.00x for the test period ending December 31, 2024 and (e) 4.50x for the test period ending March 31, 2025 and (ii) the applicable margin for any term SOFR rate loan will range from 2.50% to 3.75% and for any ABR loan will range from 1.50% to 2.75%, in each case depending on the total net leverage ratio. After the Covenant Relief Period, the total net leverage ratio financial covenant and the applicable margin for term SOFR rate loans and ABR loans will revert to the pre-amendment terms of the Credit Agreement. During and after the Covenant Relief Period, the minimum interest coverage ratio financial covenant will be 2.00x. As of June 30, 2023, we were in compliance with the Financial Covenants.

The Term Loan Facility requires quarterly principal payments during the first three years of approximately $2.2 million (1.25% of the original principal balance). Quarterly payments increase to approximately $3.3 million and $4.4 million (1.875% and 2.5% of the original principal balance) during the fourth and fifth years, respectively.

We incurred a total of $6.6 million of financing fees in connection with the Credit Agreement and related amendments. $3.3 million of the fees were allocated to the Term Loan Facility and are being amortized utilizing the frozen effective yield method based on the interest rate in place at the issuance of the Term Loan Facility. $3.3 million of the fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Condensed Consolidated Balance Sheets and are being amortized ratably over the term of the Revolving Credit Facility.

International Debt and Lending Facilities

On March 21, 2023, we entered into a $70 million working capital trade finance facility with multiple financial institutions through our subsidiary, Falcon. The facility replaced Falcon’s then existing working capital trade finance facility. The new facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The new facility will mature one year from inception. Borrowings under the new facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR, as defined in the new facility, plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the new facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the new facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At June 30, 2023, there was $32.8 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of June 30, 2023.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $8.8 million at June 30, 2023 and (b) a long-term note payable with a balance of $1.4 million at June 30, 2023. Additionally, Rwanda Trading Company maintains three short-term futures contract-backed lending facilities from international institutions with outstanding balances of $2.5 million, $1.2 million and $0.9 million at June 30, 2023.

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

After February 26, 2028 (i.e., the five-and-a-half-year anniversary of the Closing), any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date (i.e., the five-and-a-half-year anniversary of the date of Closing) using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three and six months ended June 30, 2023, the Company recorded $0.1 million of amortization and $0.3 million of accretion, respectively, with respect to the Westrock Series A Preferred Shares.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended June 30, 2023 or 2022.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 10.8 million pounds and 29.2 million pounds as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 15.2 million pounds and 23.6 million pounds, respectively. During the three and six months ended June 30, 2022, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 6.9 million pounds and 48.2 million pounds, respectively.

Approximately $1.4 million and $2.1 million of net realized losses, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023, respectively. Approximately $2.7 million and $6.8 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the estimated amount of net losses reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $3.1 million.

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

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$18,357	$15,053
Total derivative assets		$18,357	$15,053

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative liabilities	$1,298	$3,334
Total		$1,298	$3,334

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$5,984	$4,258
Total derivative liabilities		$7,282	$7,592

1 - The fair value of coffee futures excludes amounts related to margin accounts.

The following table presents the pre-tax net gains and losses for our derivative instruments for the three and six months ended June 30, 2023 and 2022, respectively:

		Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	Statement of Operations Location	2023	2022	2023	2022
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$(1,366)	$2,701	$(2,087)	$6,831

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$2,098	$291	$1,070	$7,237

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
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at June 30, 2023:

	June 30, 2023
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$35,082	$—	$35,082
Forward purchase and sales contracts	—	18,357	—	18,357
Total	$—	$53,439	$—	$53,439

Liabilities:
Coffee futures contracts	$1,298	$—	$—	$1,298
Forward purchase and sales contracts	—	5,984	—	5,984
Westrock Public Warrants	35,232	—	—	35,232
Westrock Private Warrants	—	—	26,048	26,048
Total	$36,530	$5,984	$26,048	$68,562

The following table presents the change in fair value of Level 3 Westrock Private Warrant liabilities:

(Thousands)	Westrock Private Warrants
Fair value as of December 31, 2022	$28,342
Change in fair value	(2,294)
Fair value as of June 30, 2023	$26,048

The following table summarizes the fair value of financial instruments at December 31, 2022:

	December 31, 2022
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$39,928	$—	$39,928
Forward purchase and sales contracts	—	15,053	—	15,053
Total	$—	$54,981	$—	$54,981

Liabilities:
Coffee futures contracts	$3,334	$—	$—	$3,334
Forward purchase and sales contracts	—	4,258	—	4,258
Westrock Public Warrants	27,179	—	—	27,179
Westrock Private Warrants	—	—	28,342	28,342
Total	$30,513	$4,258	$28,342	$63,113

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

Westrock Public Warrants are valued based on their quoted market price of $3.00 and $2.27 per warrant as of June 30, 2023 and December 31, 2022, respectively. Westrock Private Warrants price of $3.52 and $3.83 per warrant as of June 30, 2023 and December 31, 2022, respectively, are valued using a binomial lattice valuation model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs were as follows:

	June 30, 2023	December 31, 2022
Stock price	$10.87	$13.36
Exercise price	$11.50	$11.50
Expected term (years)	5.00	5.00
Expected volatility	35.10%	7.74%
Risk-free rate of return	4.24%	3.99%
Dividend yield	0.00%	0.00%

The most significant of these primary unobservable inputs utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, a supply chain finance program and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. On June 30, 2023, the Company amended its Credit Agreement, which includes the Term Loan Facility and the Revolving Credit Facility. The Term Loan Facility and the Revolving Credit Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of June 30, 2023 as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility and the Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three and six months ended June 30, 2023 or 2022, requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three and six months ended June 30, 2023 and June 30, 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$(4,115)	$6,899	$(6,355)	$11,759
Other comprehensive income (loss) before reclassifications	(1,208)	(531)	1,146	(2,800)
Amounts reclassified from accumulated comprehensive income	1,366	(2,701)	2,087	(6,831)
Tax effect	(875)	807	(1,710)	2,346
Net other comprehensive income	(4,832)	4,474	(4,832)	4,474
Less: Other comprehensive income attributable to non-controlling interests	—	—	—	—
Balance at end of period	(4,832)	4,474	(4,832)	4,474
Foreign currency translation gain
Balance at beginning of period	234	259	252	259
Other comprehensive income (loss) before reclassifications	59	(9)	41	(9)
Amounts reclassified from accumulated comprehensive income	—	—	—	—
Tax effect	—	—	—	—
Net other comprehensive income	293	250	293	250
Less: Other comprehensive income attributable to non-controlling interests	—	—	—	—
Balance at end of period	293	250	293	250
Accumulated other comprehensive income (loss) at end of period	$(4,539)	$4,724	$(4,539)	$4,724

Note 17. Equity-Based Compensation

During the three and six months ended June 30, 2023, the Company granted 0.1 million and 1.2 million restricted stock units (“RSUs”), respectively, under the Westrock Coffee Company 2022 Equity Incentive Plan (the “2022 Equity Plan”). The RSUs had a grant date fair value of $0.9 million and $13.9 million, respectively, which was calculated using the closing price of the Company’s Common Shares on the applicable date of grant. The RSUs are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of June 30, 2023, there were 2.3 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the six months ended June 30, 2023.

		Average Fair
	Units	Market Value
Outstanding at December 31, 2022	1,127,000	$11.49
Granted	1,169,243	11.91
Forfeited	(42,515)	11.61
Vested	—	—
Outstanding at June 30, 2023	2,253,728	$11.71

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Warrants	19,144	—	19,155	—
Restricted stock	2,242	475	1,788	475
Options	1,476	1,722	1,505	1,722
If-converted securities	23,566	25,092	23,575	25,092

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2023	2022	2023	2022
Basic Earnings per Common Share
Numerator:
Net loss attributable to common shareholders	$(26,724)	$(12,858)	$(31,493)	$(24,471)
Denominator:
Weighted-average common shares outstanding - basic	75,726	34,855	75,543	34,749
Basic loss per common share	$(0.35)	$(0.37)	$(0.42)	$(0.70)

Diluted Earnings per Common Share
Numerator:
Net loss attributable to common shareholders - basic	$(26,724)	$(12,858)	$(31,493)	$(24,471)
Effect of non-participating securities	—	—	—	—
Net loss attributable to common shareholders - diluted	$(26,724)	$(12,858)	$(31,493)	$(24,471)
Denominator:
Weighted-average common shares outstanding - basic	75,726	34,855	75,543	34,749
Impact of if-converted securities	—	—	—	—
Effect of other dilutive securities	—	—	—	—
Weighted-average common shares outstanding - diluted	75,726	34,855	75,543	34,749

Dilutive loss per common share	$(0.35)	$(0.37)	$(0.42)	$(0.70)

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

Selected financial data related to our segments is presented below for the periods indicated:

	Three Months Ended June 30, 2023
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$189,719	$36,048	$(1,073)	$224,694

Adjusted EBITDA	11,660	(350)	n/a	11,310
Less:
Interest expense				7,385
Income tax expense				6,240
Depreciation and amortization				6,181
Acquisition, restructuring and integration expense				2,901
Change in fair value of warrant liabilities				11,800
Equity-based compensation				2,310
Conway extract and ready-to-drink facility start-up costs				1,711
Mark-to-market adjustments				(969)
Other				562
Net loss				$(26,811)
Total assets	727,471	94,837	n/a	822,308

	Three Months Ended June 30, 2022
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$170,865	$58,459	$(5,911)	$223,413

Adjusted EBITDA	12,471	822	n/a	13,293
Less:
Interest expense				8,813
Income tax benefit				(1,499)
Depreciation and amortization				5,952
Acquisition, restructuring and integration expense				2,304
Management and consulting fees (S&D Coffee, Inc. acquisition)				866
Equity-based compensation				308
Mark-to-market adjustments				1,395
Loss on disposal of property, plant and equipment				184
Other				789
Net loss				$(5,819)
Total assets	546,449	114,997	n/a	661,446

	Six Months Ended June 30, 2023
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$370,928	$61,439	$(2,231)	$430,136

Adjusted EBITDA	20,081	(318)	n/a	19,763
Less:
Interest expense				13,414
Income tax expense				1,881
Depreciation and amortization				12,055
Acquisition, restructuring and integration expense				9,545
Change in fair value of warrant liabilities				6,272
Management and consulting fees (S&D Coffee, Inc. acquisition)				556
Equity-based compensation				3,857
Conway extract and ready-to-drink facility start-up costs				3,580
Mark-to-market adjustments				(2,205)
Loss on disposal of property, plant and equipment				896
Other				1,049
Net loss				$(31,137)
Total assets	727,471	94,837	n/a	822,308

	Six Months Ended June 30, 2022
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$319,226	$106,232	$(15,617)	$409,841

Adjusted EBITDA	22,891	1,796	n/a	24,687
Less:
Interest expense				16,861
Income tax benefit				(3,083)
Depreciation and amortization				11,966
Acquisition, restructuring and integration expense				4,787
Management and consulting fees (S&D Coffee, Inc. acquisition)				2,201
Equity-based compensation				479
Mark-to-market adjustments				250
Loss on disposal of property, plant and equipment				289
Other				1,461
Net loss				$(10,524)
Total assets	546,449	114,997	n/a	661,446

Note 20. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $193.3 million as of June 30, 2023 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

In addition, at June 30, 2023, we had an obligation to repurchase $9.4 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

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

The consolidated financial statements reflect the following transactions with related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Interest expense, net:
Brown Brothers Harriman	—	—	—	541
Wooster Capital, LLC	—	149	—	296
Jo Ellen Ford	—	53	—	106
Total	$—	$202	$—	$943

In connection with the acquisition of S&D Coffee, Inc. in February 2020, the Company entered into a Management Services Agreement with Westrock Group, LLC (“Westrock Group”), whose controlling manager and controlling member, Greenbrier Holdings, LLC, is owned and controlled by our co-founder and Chief Executive Officer Scott Ford. Under the terms of the agreement, which expired in February 2023, Westrock Group was paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The Company recognized no expenses and $0.6 million of such expenses during the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.7 million of such expenses during the three and six months ended June 30, 2022, respectively. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expenses. For the three and six months ended June 30, 2023, the Company recognized expenses of $0.5 million and $0.8 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company recognized expenses of $0.2 million and $0.5 million, respectively, for such items. At June 30, 2023 and December 31, 2022, we had $0.5 million and no amounts payable to Westrock Group.

Note 22. Subsequent Events

On June 29, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with HF Direct Investments Pool, LLC (the “HF Investor”), an affiliate of HF Capital, LLC, pursuant to which the Company agreed to sell and issue to the HF Investor and the HF Investor agreed to purchase from the Company 5,000,000 shares (the “HF Subscription Amount”) of Common Shares of the Company at a purchase price per share of $10.00 for aggregate gross proceeds to the Company of $50.0 million (such transaction, the “HF Investment”). On August 3, 2023, the HF Investment closed after the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Additionally, on June 29, 2023 and July 18, 2023, the Company entered into definitive agreements with an affiliate of the Herbert Hunt family (the “Hunt Investor”) and the Arkansas Teacher Retirement System (the “ARTRS” and together with the Hunt Investor, the “Investors”), respectively, pursuant to which the Company agreed to sell and issue to the Investors and the Investors agreed to purchase from the Company a total of 5,000,000 Common Shares of the Company at a purchase price per share of $10.00 for aggregate gross proceeds to the Company of $50.0 million (such transactions the “PIPE Investments”). On August 3, 2023, the Company closed on the PIPE Investments.

On July 24, 2023, affiliates of Brown Brothers Harriman & Co. (the “BBH Investors”) exercised preemptive rights (the “BBH Preemptive Rights”) to purchase approximately 1.9 million Common Shares at a purchase price per share of $10.00, under the terms of that certain Investor Rights Agreement, dated April 4, 2022, by and among the Company, the BBH Investors, and the other parties thereto. On August 7, 2023, the Company sold and issued the Common Shares to the BBH Investors, receiving aggregate gross proceeds of approximately $18.8 million.

The issuance of Common Shares pursuant to the HF Investment, PIPE Investments and BBH Preemptive Rights, is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the exemption provided by Rule 506(b) of Regulation D promulgated under the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2023. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2022 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2023.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Net loss	$(26,811)	$(5,819)	$(31,137)	$(10,524)
Interest expense	7,385	8,813	13,414	16,861
Income tax expense (benefit)	6,240	(1,499)	1,881	(3,083)
Depreciation and amortization	6,181	5,952	12,055	11,966
EBITDA	(7,005)	7,447	(3,787)	15,220
Acquisition, restructuring and integration expense	2,901	2,304	9,545	4,787
Change in fair value of warrant liabilities	11,800	—	6,272	—
Management and consulting fees (S&D Coffee, Inc. acquisition)	—	866	556	2,201
Equity-based compensation	2,310	308	3,857	479
Conway extract and ready-to-drink facility start-up costs	1,711	—	3,580	—
Mark-to-market adjustments	(969)	1,395	(2,205)	250
Loss on disposal of property, plant and equipment	—	184	896	289
Other	562	789	1,049	1,461
Adjusted EBITDA	$11,310	$13,293	$19,763	$24,687

Beverage Solutions	11,660	12,471	20,081	22,891
Sustainable Sourcing & Traceability	(350)	822	(318)	1,796
Total of Reportable Segments	$11,310	$13,293	$19,763	$24,687

Significant Developments

Credit Agreement Amendment

On June 30, 2023, we entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. The Second Amendment established a covenant relief period (the “Covenant Relief Period”) commencing on June 30, 2023, and ending on the earlier to occur of (i) April 1, 2025 and (ii) the date following December 31, 2023, on which the Borrower delivers to the Administrative Agent a certificate of a responsible officer (a) electing to terminate the Covenant Relief Period, (b) demonstrating a total net leverage ratio less than 3.75x and (c) attaching projections demonstrating compliance with the total net leverage ratio financial covenant (as in effect prior to giving effect to the Covenant Relief Period) until the then-existing latest maturity date.

During the Covenant Relief Period, (i) the total net leverage ratio financial covenant will be (a) 5.00x for the test period ending June 30, 2023, (b) 5.25x for the test period ending September 30, 2023, (c) 5.50x for the test periods ending on or after December 31, 2023 to and including September 30, 2024, (d) 5.00x for the test period ending December 31, 2024 and (e) 4.50x for the test period ending March 31, 2025 and (ii) the applicable margin for any term SOFR rate loan will range from 2.50% to 3.75% and for any ABR loan will range from 1.50% to 2.75%, in each case depending on the total net leverage ratio. After the Covenant Relief Period, the total net leverage ratio financial covenant and the applicable margin for term SOFR rate loans and ABR loans will revert to the pre-amendment terms of the Credit Agreement. During and after the Covenant Relief Period, the minimum interest coverage ratio financial covenant will be 2.00x. As of the date of this Quarterly Report on Form 10-Q, the Company was in compliance with its financial covenants.

PIPE Investment & Amended and Restated Investor Rights Agreement

On June 29, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with HF Direct Investments Pool, LLC (the “HF Investor”), an affiliate of HF Capital, LLC, pursuant to which the Company agreed to sell and issue to the HF Investor and the HF Investor agreed to purchase from the Company 5,000,000 shares (the “HF Subscription Amount”) of common stock, par value $0.01 per share (the “Common Shares”), of the Company at a purchase price per share of $10.00 for aggregate gross proceeds to the Company of $50 million (such transaction, the “HF Investment”).

The Subscription Agreement also provides that following the Closing, the HF Investor shall have the right to designate one (1) director to the board of directors of the Company (the “Board”), subject to the terms and conditions of the Amended and Restated Investor Rights Agreement (as defined below). As of the date of this Quarterly Report on Form 10-Q, the HF Investor has not exercised the right to designate a director to the Board.

Additionally, on June 29, 2023 and July 18, 2023, the Company entered into definitive agreements with an affiliate of the Herbert Hunt family (the “Hunt Investor”) and the Arkansas Teacher Retirement System (the “ARTRS” and together with the Hunt Investor, the “Investors”), respectively, pursuant to which the Company agreed to sell and issue to the Investors and the Investors agreed to purchase from the Company a total of 5,000,000 Common Shares of the Company at a purchase price per share of $10.00 for aggregate gross proceeds to the Company of $50.0 million (such transactions the “PIPE Investments”).

On August 3, 2023, the Company closed the HF Investment and PIPE Investments, issuing 10.0 million Common Shares, receiving aggregate gross proceeds of $100.0 million.

In connection with the HF Investment, the HF Investor and the current parties to that certain Investor Rights Agreement, dated April 4, 2022 (the “Investor Rights Agreement”), by and among the Company, affiliates of Brown Brothers Harriman & Co. (the “BBH Investors”), and the other parties thereto entered into an amendment and restatement of the Investor Rights Agreement (the “Amended and Restated Investor Rights Agreement”), which became effective upon closing of the HF Investment. Among other things, the Amended and Restated Investor Rights Agreement amended the Investor Rights Agreement to provide the HF Investor with the right to designate one (1) director to Class II of the Board, subject to the HF Investor (together with certain affiliates) owning at least 5% of the capital stock of the Company and the other terms and conditions set forth therein.

The HF Investment and PIPE Investments were subject to the potential exercise of preemptive rights (the “BBH Preemptive Rights”) of the BBH Investors to subscribe up to their pro-rata ownership of the capital stock of the Company, under the terms of that certain Investor Rights Agreement. On July 24, 2023, the BBH Investors exercised the BBH Preemptive Rights to purchase approximately 1.9 million Common Shares at a purchase price per share of $10.00, under the terms of the Investor Rights Agreement. On August 7, 2023, the Company sold and issued the Common Shares to the BBH Investors, receiving aggregate gross proceeds of approximately $18.8 million.

The issuance of Common Shares pursuant to the HF Investment, PIPE Investments and BBH Preemptive Rights, is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the exemption provided by Rule 506(b) of Regulation D promulgated under the Securities Act.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Thousands)	June 30, 2023	Revenues	June 30, 2022	Revenues
Net sales	$224,694	100.0%	$223,413	100.0%
Costs of sales	189,018	84.1%	184,515	82.6%
Gross profit	35,676	15.9%	38,898	17.4%

Selling, general and administrative expense	34,170	15.2%	35,048	15.7%
Acquisition, restructuring and integration expense	2,901	1.3%	2,304	1.0%
Loss on disposal of property, plant and equipment	—	0.0%	184	0.1%
Total operating expenses	37,071	16.5%	37,536	16.8%
(Loss) income from operations	(1,395)	(0.6)%	1,362	0.6%

Other (income) expense
Interest expense	7,385	3.3%	8,813	3.9%
Change in fair value of warrant liabilities	11,800	5.3%	—	0.0%
Other, net	(9)	(0.0)%	(133)	(0.1)%
Loss before income taxes	(20,571)	(9.2)%	(7,318)	(3.3)%
Income tax expense (benefit)	6,240	2.8%	(1,499)	(0.7)%
Net loss	$(26,811)	(11.9)%	$(5,819)	(2.6)%
Net (loss) income attributable to non-controlling interest	—	0.0%	(106)	(0.0)%
Net loss attributable to shareholders	(26,811)	(11.9)%	(5,713)	(2.6)%
Accretion of Series A Convertible Preferred Shares	87	0.0%	—	0.0%
Accumulating preferred dividends	—	0.0%	(7,145)	(3.2)%
Net loss attributable to common shareholders	$(26,724)	(11.9)%	$(12,858)	(5.8)%

The following table sets forth selected financial information of our reportable segments for the three months ended June 30, 2023 and 2022:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2023	$189,719	$36,048	$(1,073)	$224,694
2022	170,865	58,459	(5,911)	223,413
Segment Costs of Sales:
2023	157,244	31,774	n/a	189,018
2022	133,685	50,830	n/a	184,515
Segment Gross Profit:
2023	32,475	3,201	n/a	35,676
2022	37,180	1,718	n/a	38,898
Segment Adjusted EBITDA:
2023	11,660	(350)	n/a	11,310
2022	12,471	822	n/a	13,293
Segment Adjusted EBITDA Margin:
2023	6.1%	(1.0)%	n/a	5.0%
2022	7.3%	1.6%	n/a	5.9%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Net Sales

Net Sales from our Beverage Solutions segment were $189.7 million for the three months ended June 30, 2023, compared to $170.9 million for the three months ended June 30, 2022, an increase of approximately 11.0%. The increase was primarily due to a $15.0 million increase in the sale of flavors, extracts and ingredients products, which was primarily driven by an increase in sales related to the Kohana extract business and the pass through of higher underlying green coffee costs, compared to the three months ended June 30, 2022.

Net Sales from our SS&T segment, net of intersegment revenues, totaled $35.0 million for the three months ended June 30, 2023, decreasing 33.4% compared to $52.5 million for the three months ended June 30, 2022. The decrease is driven by a decrease in sales volume, as a result of a decrease in customer demand, which decreased 31% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased to $157.2 million for the three months ended June 30, 2023, from $133.7 million for the three months ended June 30, 2022. The increase in costs of sales was primarily driven by inflationary increases in materials and production costs, an increase in flavors, extracts and ingredients volume, and an increase in green coffee costs driven by an increase in underlying commodities pricings for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

In our SS&T segment, costs of sales decreased $19.1 million to $31.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease is primarily due to a decrease in green coffee sales volume. Costs of sales in our SS&T segment for the three months ended June 30, 2023 included $1.0 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $1.4 million of net unrealized losses for the three months ended June 30, 2022.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2023		2022
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$31,485	16.6%	$32,673	19.1%
Sustainable Sourcing & Traceability	2,685	7.7%	2,375	4.5%
Total selling, general and administrative expense	$34,170	15.2%	$35,048	15.7%

Total selling, general and administrative expenses in our Beverage Solutions segment decreased $1.2 million to $31.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease is primarily due to a $0.7 million decrease in freight costs. In our SS&T segment, selling, general and administrative costs increased $0.3 million, primarily due to a $0.2 million increase in bad debt expense compared to the three months ended June 30, 2022.

Acquisition, Restructuring and Integration Expense

Acquisition, restructuring and integration expenses for the three months ended June 30, 2023 were $2.9 million, approximately $2.2 million of which related to the costs associated with the integration of our new enterprise resource planning system, including internal and external costs related to post go-live system support and duplicative systems costs. During the three months ended June 30, 2022, we incurred $2.3 million of acquisition, restructuring and integration expenses, of which approximately $0.9 million related to public-company preparedness costs and $0.8 million related to the integration of our new enterprise resource planning system.

Interest Expense

	Three Months Ended June 30,
(Thousands)	2023	2022
Interest expense
Cash:
Term loan facility	$3,153	$—
Prior term loan facility	—	5,775
Revolving credit facility	1,440	—
Supply chain finance program	220	—
Prior ABL facility	—	877
Subordinated related party debt	—	202
International trade finance lines	984	990
International notes payable	23	125
Other	1,030	175
Total cash interest	6,850	8,144
Non-cash:
Amortization of deferred financing costs	535	523
Payments-in-kind interest	—	146
Total non-cash interest	535	669
Total interest expense	$7,385	$8,813

Interest expense for the three months ended June 30, 2023 was $7.4 million compared to $8.8 million for the three months ended June 30, 2022. The decrease is primarily due to a decrease in the amount of outstanding term loans under the Term Loan Facility (as defined below) compared to the prior term loan facility that was in place during the prior year. Additionally, the interest rate applicable to our Term Loan Facility was 7.4% at June 30, 2023 compared to an interest rate of 9.75% on the prior term loan facility that was in place at June 30, 2022.

Income Tax Expense (Benefit)

Income tax expense for the three months ended June 30, 2023 was $6.2 million, resulting in an effective tax rate of (30.3%). The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets and permanent differences, including nondeductible expenses related to a change in the fair value of warrants. Income tax benefit for the three months ended June 30, 2022 was $1.5 million, resulting in an effective tax rate of 20.5%.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Six Months Ended	% of	Six Months Ended	% of
(Thousands)	June 30, 2023	Revenues	June 30, 2022	Revenues
Net Sales	$430,136	100.0%	$409,841	100.0%
Costs of sales	360,162	83.7%	332,512	81.1%
Gross profit	69,974	16.3%	77,329	18.9%

Selling, general and administrative expense	68,292	15.9%	70,109	17.1%
Acquisition, restructuring and integration expense	9,545	2.2%	4,787	1.2%
Loss on disposal of property, plant and equipment	896	0.2%	289	0.1%
Total operating expenses	78,733	18.3%	75,185	18.3%
(Loss) income from operations	(8,759)	(2.0)%	2,144	0.5%

Other (income) expense
Interest expense	13,414	3.1%	16,861	4.1%
Change in fair value of warrant liabilities	6,272	1.5%	—	0.0%
Other, net	811	0.2%	(1,110)	(0.3)%
Loss before income taxes	(29,256)	(6.8)%	(13,607)	(3.3)%
Income tax expense (benefit)	1,881	0.4%	(3,083)	(0.8)%
Net loss	$(31,137)	(7.2)%	$(10,524)	(2.6)%
Net (loss) income attributable to non-controlling interest	15	0.0%	65	0.0%
Net loss attributable to shareholders	(31,152)	(7.2)%	(10,589)	(2.6)%
Accretion of Series A Convertible Preferred Shares	(341)	(0.1)%	—	0.0%
Accumulating preferred dividends	—	0.0%	(13,882)	(3.4)%
Net loss attributable to common shareholders	$(31,493)	(7.3)%	$(24,471)	(6.0)%

The following table sets forth selected financial information of our reportable segments for the six months ended June 30, 2023 and 2022:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2023	$370,928	$61,439	$(2,231)	$430,136
2022	319,226	106,232	(15,617)	409,841
Segment Costs of Sales:
2023	307,958	52,204	n/a	360,162
2022	248,131	84,381	n/a	332,512
Segment Gross Profit:
2023	62,970	7,004	n/a	69,974
2022	71,095	6,234	n/a	77,329
Segment Adjusted EBITDA:
2023	20,081	(318)	n/a	19,763
2022	22,891	1,796	n/a	24,687
Segment Adjusted EBITDA Margin:
2023	5.4%	(0.5)%	n/a	4.6%
2022	7.2%	2.0%	n/a	6.0%

(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Net Sales

Net Sales from our Beverage Solutions segment were $370.9 million for the six months ended June 30, 2023, compared to $319.2 million for the six months ended June 30, 2022, an increase of approximately 16.2%. The increase was primarily due to a $29.5 million increase in the sale of coffee and tea products, driven by a 21% increase in single serve cup volumes, a $22.6 million increase in the sale of flavors, extracts and ingredients products, which was primarily driven by an increase in sales related to the Kohana extract business, and increased pricing from the pass through of higher underlying green coffee prices during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Net Sales from our SS&T segment, net of intersegment revenues, totaled $59.2 million during the six months ended June 30, 2023, decreasing 34.7% compared to $90.6 million during the six months ended June 30, 2022. The decrease is driven by a 38% decrease in sales volume, as a result of a decrease in customer demand, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased to $308.0 million for the six months ended June 30, 2023, compared to $248.1 million for the six months ended June 30, 2022. The increase in costs of sales was primarily driven by inflationary increases in materials and production costs in our roast and ground coffee products, an increase in flavors, extracts and ingredients volume, and an increase in green coffee costs driven by an increase in underlying commodities pricings for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

In our SS&T segment, costs of sales decreased $32.2 million to $52.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease is primarily due to a decrease in green coffee sales volume. Costs of sales in our SS&T segment for the six months ended June 30, 2023 included $2.2 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $0.3 million of net unrealized losses for the six months ended June 30, 2022.

Selling, General and Administrative Expense

	Six Months Ended June 30,
	2023		2022
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$63,287	17.1%	$64,931	20.3%
Sustainable Sourcing & Traceability	5,005	8.5%	5,178	5.7%
Total selling, general and administrative expense	$68,292	15.9%	$70,109	17.1%

Total selling, general and administrative expenses in our Beverage Solutions segment decreased $1.6 million to $63.3 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease is primarily due to a $2.0 million decrease in freight costs. In our SS&T segment, selling, general and administrative costs decreased $0.2 million, primarily due to a $0.3 million decrease in professional fees compared to the six months ended June 30, 2022.

Acquisition, Restructuring and Integration Expense

Acquisition, restructuring and integration expenses for the six months ended June 30, 2023 were $9.5 million, approximately $8.3 million of which related to the costs associated with the integration of our new enterprise resource planning system, including internal and external costs related to post go-live system support and duplicative systems costs and $0.5 million of which related to the acquisition of Bixby Roasting Co. During the six months ended June 30, 2022, we incurred $4.8 million of acquisition, restructuring and integration expenses, of which approximately $2.5 million related to public-company preparedness costs and $1.4 million related to the integration of our new enterprise resource planning system.

Interest Expense

	Six Months Ended June 30,
(Thousands)	2023	2022
Interest expense
Cash:
Term loan facility	$5,904	$—
Prior term loan facility	—	11,519
Revolving credit facility	2,157	—
Supply chain finance program	220	—
Prior ABL facility	—	1,448
Short-term related party debt	—	428
Subordinated related party debt	—	401
International trade finance lines	2,197	1,188
International notes payable	54	208
Other	1,894	329
Total cash interest	12,426	15,521
Non-cash:
Amortization of deferred financing costs	988	1,046
Payments-in-kind interest	—	294
Total non-cash interest	988	1,340
Total interest expense	$13,414	$16,861

Interest expense for the six months ended June 30, 2023 was $13.4 million compared to $16.9 million for the six months ended June 30, 2022. The decrease is primarily due to a decrease in the amount of outstanding term loans under the Term Loan Facility (as defined below) compared to the prior term loan facility that was in place during the prior year. Additionally, the interest rate applicable to our Term Loan Facility was 7.4% at June 30, 2023 compared to an interest rate of 9.75% on the prior term loan facility that was in place at June 30, 2022.

Income Tax Expense (Benefit)

Income tax expense for the six months ended June 30, 2023 was $1.9 million, resulting in an effective tax rate of (6.4%). The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets and permanent differences, including nondeductible expenses related to a change in the fair value of warrants. Income tax benefit for the six months ended June 30, 2022 was $3.1 million, resulting in an effective tax rate of 22.7%.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 21, 2023. As of June 30, 2023, there have been no material changes to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, and fund investment activities, which include capital expenditures. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities, and available borrowings under our Revolving Credit Facility.

On June 30, 2023, we amended the Credit Agreement to provide greater access to available borrowings and covenant relief, and in August 2023, the Company sold and issued approximately 11.9 million Common Shares pursuant to the terms of the HF Investment, PIPE Investments and BBH Preemptive Rights, receiving aggregate gross proceeds of approximately $118.8 million. The proceeds from this equity issuance will be used for capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas.

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

Credit Agreement

On August 29, 2022, we entered into a credit agreement (the “Credit Agreement”) among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million (the “Revolving Credit Facility”) and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million (the “Term Loan Facility”). Proceeds from the Term Loan Facility were used for paying off existing indebtedness. The Revolving Credit Facility and the Term Loan Facility will mature on August 29, 2027. All obligations under the Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the Company’s assets.

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (i) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (ii) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus the applicable margin. The Credit Agreement contains two financial covenants requiring the maintenance of a total net leverage ratio and an interest coverage ratio (the “Financial Covenants”). Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility range from 0.20% to 0.35% depending on the total net leverage ratio. At June 30, 2023, we had $80.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 7.3%, and the interest rate applicable to our Term Loan Facility was 7.4%, and we had $2.6 million of standby letters of credit outstanding.

On February 14, 2023, we entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Amendment”) to the Credit Agreement, which established a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million, proceeds of which may be used to fund capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas, or for general corporate purposes.

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

On June 30, 2023, we entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. The Second Amendment established a covenant relief period (the “Covenant Relief Period”) commencing on June 30, 2023, and ending on the earlier to occur of (i) April 1, 2025 and (ii) the date following December 31, 2023, on which the Borrower delivers to the Administrative Agent a certificate of a responsible officer (a) electing to terminate the Covenant Relief Period, (b) demonstrating a total net leverage ratio less than 3.75x and (c) attaching projections demonstrating compliance with the total net leverage ratio financial covenant (as in effect prior to giving effect to the Covenant Relief Period) until the then-existing latest maturity date.

During the Covenant Relief Period, (i) the total net leverage ratio financial covenant will be (a) 5.00x for the test period ending June 30, 2023, (b) 5.25x for the test period ending September 30, 2023, (c) 5.50x for the test periods ending on or after December 31, 2023 to and including September 30, 2024, (d) 5.00x for the test period ending December 31, 2024 and (e) 4.50x for the test period ending March 31, 2025 and (ii) the applicable margin for any term SOFR rate loan will range from 2.50% to 3.75% and for any ABR loan will range from 1.50% to 2.75%, in each case depending on the total net leverage ratio. After the Covenant Relief Period, the total net leverage ratio financial covenant and the applicable margin for term SOFR rate loans and ABR loans will revert to the pre-amendment terms of the Credit Agreement. During and after the Covenant Relief Period, the minimum interest coverage ratio financial covenant will be 2.00x. As of June 30, 2023, we were in compliance with the Financial Covenants.

The Term Loan Facility requires quarterly principal payments during the first three years of approximately $2.2 million (1.25% of the original principal balance). Quarterly payments increase to approximately $3.3 million and $4.4 million (1.875% and 2.5% of the original principal balance) during the fourth and fifth years, respectively.

International Debt and Lending Facilities

On March 21, 2023, we entered into a $70 million working capital trade finance facility with multiple financial institutions through our subsidiary, Falcon. The facility replaced Falcon’s then existing working capital trade finance facility. The new facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The new facility will mature one year from inception. Borrowings under the new facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At June 30, 2023, there was $32.8 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of June 30, 2023.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $8.8 million at June 30, 2023 and (b) a long-term note payable with a balance of $1.4 million at June 30, 2023. Additionally, Rwanda Trading Company maintains three short-term futures contract-backed lending facilities from international institutions with outstanding balances of $2.5 million, $1.2 million and $0.9 million at June 30, 2023.

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

We believe proceeds from the HF Investment, PIPE Investments and BBH Preemptive Rights, cash from operations and available borrowings under our Revolving Credit Facility and Delayed Draw Down Term Loan Facility will provide sufficient cash on-hand to complete the build-out. However, the Company will continuously evaluate its liquidity needs, and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund the Conway build-out or fund our acquisition strategy, we may delay the build-out of the Conway facility and/or modify the scope of the build-out and we may reprioritize our strategy to focus on organic growth opportunities, which may have an adverse impact on our ability to achieve our growth objectives.

Warrant Proceeds

As of June 30, 2023, we had 19,144,120 outstanding Warrants to purchase 19,144,120 Common Shares, exercisable at an exercise price of $11.50 per share, which expire on the earliest to occur of August 26, 2027 (i.e. the five year anniversary of the Closing), redemption or liquidation. The exercise of warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Shares and the spread between the exercise price of the Warrant and the price of our Common Shares at the time of exercise. For example, to the extent that the price of our Common Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the price of our Common Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. Even if our Warrants are in the money, there can be no assurance that Warrant holders will exercise their Warrants prior to their expiration. Our Public Warrants under certain conditions, as described in their warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Private Placement Warrants are not redeemable so long as they are held by the Riverview Sponsor or its permitted transferees (except as otherwise set forth herein). As such, it is possible that we may never generate any or only very limited cash proceeds from the exercise of our Warrants.

As of the date of this Quarterly Report on Form 10-Q, we have neither included nor intend to include any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity sources or capital resource planning. We do not expect to rely on the cash exercise of Warrants to fund our operations. Instead, we intend to rely on our primary sources of cash discussed above to continue to support our operations. Therefore, the availability or unavailability of any proceeds from the exercise of our Warrants is not expected to affect our ability to fund our operations. We will continue to evaluate the probability of Warrant exercise over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity sources and capital resources planning.

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

Future purchase obligations of $193.3 million as of June 30, 2023 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $9.4 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solution segment has an obligation to repurchase.

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

Capital expenditures for the six months ended June 30, 2023 and 2022 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Six months ended June 30, 2023	$50,512	$1,757	$1,151	$2,325	$55,745
Six months ended June 30, 2022	$10,393	$1,151	$2,589	$1,030	$15,163

We expect to continue to invest to expand our extract and ready-to-drink product manufacturing capacity in Conway, Arkansas. As of June 30, 2023, approximately $78.0 million has been spent towards the facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses in our internal control over financial reporting, described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting, which remain outstanding as of June 30, 2023.

Westrock did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness in risk assessment contributed to the following material weaknesses:

●	Westrock did not design and maintain effective controls over the period-end financial reporting process to achieve complete and accurate financial accounting, reporting and disclosures, including the presentation and classification of various accounts in the financial statements, which resulted in immaterial adjustments to product revenues; product costs of sales; selling, general and administrative expense; loss on disposal of property, plant and equipment; other (income) expense, net; accounts receivable, net, inventories; derivative assets, net; prepaid expenses and other current assets; property, plant, and equipment, net; goodwill; intangible assets, net; other long term assets; accounts payable; accrued expenses and other current liabilities and the cash flow presentation of debt payments and proceeds within financing activities within the consolidated financial statements as of and for the year ended December 31, 2020, and adjustments to the cash flow presentation of net repayments from repurchase agreements within financing activities within the consolidated financial statements as of and for the period ended June 30, 2023.

●	Westrock did not design and maintain effective controls related to ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and account reconciliations, which did not result in adjustments to the consolidated financial statements.

●	Westrock did not design and maintain effective controls over certain information technology (“IT”) or general computer controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, Westrock did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and adequate restricted user and privileged access to financial applications, data and programs to the appropriate personnel; (iii) computer operations controls to ensure that data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in adjustments to the consolidated financial statements. However, the deficiencies, when aggregated, could impact Westrock’s ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, it was determined these deficiencies in the aggregate constitute a material weakness.

Additionally, the material weaknesses could result in a misstatement of substantially all of Westrock’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plans

Westrock has taken and is taking certain measures to remediate the material weaknesses described above, including the following:

●	Hired additional accounting and IT personnel, including a new chief accounting officer hired in May 2021, a new technical accounting resource hired in April 2022, a new IT compliance resource hired in March 2023, and a new internal controls resource hired in April 2023 with the appropriate level of knowledge, training, and experience to improve our internal control over financial reporting and IT capabilities.

●	Developing and formalizing a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

●	Engaged a third party to assist in designing and implementing controls related to period-end financial reporting, segregation of duties and IT general controls.

●	Designed and implemented controls to formalize roles and review responsibilities to align with Westrock’s team’s skills and experience and designing and implementing controls over segregation of duties.

●	Designing and implementing formal accounting procedures and controls supporting Westrock’s period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries.

●	Enhancing policies and procedures related to the management and approval of (i) changes in our IT environment, including procedures to review changes in IT data and the configuration of systems, (ii) system implementations and projects to ensure adequate governance, development, change management, and implementation controls, (iii) security access, including policies and procedures to set up or remove users to our IT systems, (iv) periodic security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels, and (v) review of service organization reports and related end-user control considerations.

●	Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

(c)

Except as set forth below, during the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On March 17, 2023, Mr. T. Christopher Pledger, the Company’s Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) to sell up to 28,750 shares of the Company’s common stock during the period starting 90 days after the date of the 10b5-1 Plan and ending on March 31, 2024, subject to certain conditions. On June 15, 2023, all shares covered by the 10b5-1 Plan were sold and, accordingly, the 10b5-1 Plan expired pursuant to its terms.

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022

4.1	Amended and Restated Investor Rights Agreement, dated as of June 29, 2023, by and among Westrock Coffee Company, Westrock Group, LLC, The Stephens Group, LLC, Sowell Westrock, L.P., BBH Capital Partners V, L.P., BBH Capital Partners V-A, L.P., BBH CPV WCC Co-Investment LLC, Riverview Sponsor Partners, LLC and HF Direct Investments Pool, LLC	8-K	001-41485	4.2	June 30, 2023

10.1	Subscription Agreement, dated June 29, 2023, by and between Westrock Coffee Company and HF Direct Investments Pool, LLC	8-K	001-41485	10.1	June 30, 2023

10.2	Amendment No. 2, dated as of June 30, 2023, among Westrock Beverage Solutions, LLC, as the borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-41485	10.2	June 30, 2023

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Westrock Coffee Company
Date: August 10, 2023	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2023	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)