Form 10-Q
period 2023-09-30
Westrock Coffee Co
filed 2023-11-09
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(501) 918-9358

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

As of November 3, 2023, the Registrant had 88,039,184 shares of common stock, par value $0.01 per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements including, but not limited to, the following statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future, our expectations regarding the build-out of the Conway, Arkansas facility and when it will begin commercial production; our expectations regarding capital expenditures; our future liquidity needs and access to capital; and our expectations regarding remediation of the material weaknesses in our internal control over financial reporting. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

●	our limited operating history;
●	the fact that we have incurred net losses in the past, may incur net losses in the future, and may not achieve profitability;
●	risks associated with operating a coffee trading business and a coffee exporting business;

●	the volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;

●	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;

●	deterioration in general macroeconomic conditions and/or decreases in consumer spending on discretionary items;

●	disruption in operations at any of our, our suppliers’ or our co-manufacturers’ production, distribution or manufacturing facilities or other loss of manufacturing capacity;

●	our inability to anticipate customer preferences and successfully develop new products;

●	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;

●	failure to retain key personnel or recruit qualified personnel;

●	our inability to hedge commodity risks;

●	consolidation among our distributors and customers or the loss of any key customer;

●	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;

●	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;

●	our inability to effectively manage the growth and increased complexity of our business;

●	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;

●	our inability to secure the additional capital needed to operate and grow our business;
●	our inability to successfully execute our remediation plans with regards to the material weaknesses in our internal control over financial reporting;

●	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;

●	a material failure, inadequacy or interruption of our information technology systems;

●	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;

●	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;

●	our inability to comply with the financial covenants in our credit agreement;

●	our inability to complete the construction of our new facility in Conway, Arkansas within the anticipated time frame or incurring additional expenses in the process;

●	our corporate structure and organization, which may prevent or delay attempts to acquire a controlling interest in the Company;

●	the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;
●	the impact of current global economic conditions, including those caused by economic slowdowns or recessions, changes in political, economic or industry conditions, global conflicts (including the ongoing conflicts in Europe, the Middle East and Latin America, inflation, the interest rate environment, U.S. government shutdowns, downgrades to the U.S. government’s sovereign credit rating or other conditions affecting the global financial and capital markets, and epidemic, pandemic or other health issues; and

●	other risks, uncertainties and factors set forth in the “Risk Factors” section in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2023 (“Annual Report”) and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the Annual Report or in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-

looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Westrock Coffee Company

FORM 10-Q

September 30, 2023

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$44,407	$16,838
Restricted cash	4,408	9,567
Accounts receivable, net of allowance for credit losses of $3,301 and $3,023, respectively	99,564	101,639
Inventories	161,346	145,836
Derivative assets	15,159	15,053
Prepaid expenses and other current assets	14,712	9,166
Total current assets	339,596	298,099

Property, plant and equipment, net	287,763	185,206
Goodwill	116,353	113,999
Intangible assets, net	125,062	130,886
Operating lease right-of-use assets	14,496	11,090
Other long-term assets	7,801	6,933
Total Assets	$891,071	$746,213

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$9,293	$11,504
Short-term debt	53,045	42,905
Accounts payable	62,393	116,675
Supply chain finance program	67,466	—
Derivative liabilities	5,098	7,592
Accrued expenses and other current liabilities	24,855	37,459
Total current liabilities	222,150	216,135

Long-term debt, net	205,767	162,502
Deferred income taxes	12,620	14,355
Warrant liabilities	36,175	55,521
Other long-term liabilities	13,879	11,035
Total liabilities	490,591	459,548

Commitments and contingencies (Note 20)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,512 shares and 23,588 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively, $11.50 liquidation value	274,303	274,936

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 88,039 shares and 75,020 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	880	750
Additional paid-in-capital	469,167	342,664
Accumulated deficit	(342,573)	(328,042)
Accumulated other comprehensive loss	(1,297)	(6,103)
Total shareholders' equity attributable to Westrock Coffee Company	126,177	9,269
Non-controlling interest	—	2,460
Total shareholders' equity	126,177	11,729

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$891,071	$746,213

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2023	2022	2023	2022
Net sales	$219,612	$230,308	$649,748	$640,149
Costs of sales	184,546	189,169	544,707	521,681
Gross profit	35,066	41,139	105,041	118,468

Selling, general and administrative expense	37,050	31,223	105,275	101,332
Acquisition, restructuring and integration expense	3,137	3,959	12,682	8,746
Loss on disposal of property, plant and equipment	248	459	1,145	748
Total operating expenses	40,435	35,641	119,102	110,826
Income (loss) from operations	(5,369)	5,498	(14,061)	7,642

Other (income) expense
Interest expense, net	7,803	13,404	21,216	30,265
Change in fair value of warrant liabilities	(25,105)	5,215	(18,833)	5,215
Other, net	510	325	1,323	(785)
Income (loss) before income taxes and equity in earnings from unconsolidated entities	11,423	(13,446)	(17,767)	(27,053)
Income tax expense (benefit)	(5,212)	(428)	(3,331)	(3,511)
Equity in (earnings) loss from unconsolidated entities	14	—	80	—
Net income (loss)	$16,621	$(13,018)	$(14,516)	$(23,542)
Net income (loss) attributable to non-controlling interest	—	(22)	15	43
Net income (loss) attributable to shareholders	16,621	(12,996)	(14,531)	(23,585)
Participating securities' share in earnings	(3,912)	—	—	—
Accretion of Series A Convertible Preferred Shares	93	—	(249)	—
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	—	(2,870)	—	(2,870)
Common equivalent preferred dividends	—	(4,380)	—	(4,380)
Accumulating preferred dividends	—	—	—	(13,882)
Net income (loss) attributable to common shareholders	$12,802	$(20,246)	$(14,780)	$(44,717)

Earnings (loss) per common share:
Basic	$0.15	$(0.41)	$(0.19)	$(1.12)
Diluted	$0.15	$(0.41)	$(0.19)	$(1.12)

Weighted-average number of shares outstanding:
Basic	83,437	49,795	78,203	39,819
Diluted	107,080	49,795	78,203	39,819

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Net income (loss)	$16,621	$(13,018)	$(14,516)	$(23,542)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	3,156	(2,802)	4,679	(10,087)
Foreign currency translation adjustment	86	1	127	(8)
Total other comprehensive income (loss)	3,242	(2,801)	4,806	(10,095)
Comprehensive income (loss)	19,863	(15,819)	(9,710)	(33,637)
Comprehensive income (loss) attributable to non-controlling interests	—	(22)	15	43
Comprehensive income (loss) attributable to shareholders	19,863	(15,797)	(9,725)	(33,680)
Participating securities' share in earnings	(3,912)	—	—	—
Accretion of Series A Convertible Preferred Shares	93	—	(249)	—
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	—	(2,870)	—	(2,870)
Common equivalent preferred dividends	—	(4,380)	—	(4,380)
Accumulating preferred dividends	—	—	—	(13,882)
Comprehensive income (loss) attributable to common shareholders	$16,044	$(23,047)	$(9,974)	$(54,812)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)(1)

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at June 30, 2022	34,856	$348	$60,627	$(276,196)	$4,724	$2,801	$(207,696)
Net income (loss)	—	—	—	(12,996)	—	(22)	(13,018)
Issuance of common shares upon closing of de-SPAC merger transaction, net of issuance costs, net of $2,469 of taxes (see Note 4)	12,868	129	805	—	—	—	934
Issuance of common shares related to PIPE financing	20,590	206	205,694	—	—	—	205,900
Issuance of common shares related to conversion of debt to equity (see Note 12)	2,500	25	24,975	—	—	—	25,000
Issuance of common shares related to conversion of Common Equivalent Preferred Units (see Note 4)	2,220	22	23,731	—	—	—	23,753
Common Equivalent Preferred Unit dividends (0.02 per unit)	—	—	—	(4,380)	—	—	(4,380)
Loss on extinguishment of Common Equivalent Preferred Units	—	—	—	(2,870)	—	—	(2,870)
Other comprehensive income (loss)	—	—	—	—	(2,801)	—	(2,801)
Equity-based compensation	—	—	705	—	—	—	705
Balance at September 30, 2022	73,034	$730	$316,537	$(296,442)	$1,923	$2,779	$25,527

Balance at June 30, 2023(2)	75,728	$757	$348,714	$(359,194)	$(4,539)	$—	$(14,262)
Net income (loss)	—	—	—	16,621	—	—	16,621
Issuance of common shares, net of issuance costs	11,877	119	117,648	—	—	—	117,767
Issuance of common shares related to stock options exercised	82	1	785	—	—	—	786
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	54	—	627	—	—	—	627
Accretion of convertible preferred stock	—	—	93	—	—	—	93
Other comprehensive income (loss)	—	—	—	—	3,242	—	3,242
Equity-based compensation	298	3	2,436	—	—	—	2,439
Net share settlement of equity awards	—	—	(1,136)	—	—	—	(1,136)
Balance at September 30, 2023	88,039	$880	$469,167	$(342,573)	$(1,297)	$—	$126,177

(1)	Retroactively adjusted June 30, 2022 for the de-SPAC merger transaction as described in Note 4.
(2)	Adjusted to correct for a three thousand dollar classification difference between the par value of common stock and additional paid in capital.

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)(1)

(Unaudited) (continued)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2021	34,523	$345	$60,628	$(251,725)	$12,018	$2,736	$(175,998)
Net income (loss)	—	—	—	(23,585)	—	43	(23,542)
Issuance of common shares upon closing of de-SPAC merger transaction, net of issuance costs, net of $2,469 of taxes (see Note 4)	12,868	129	805	—	—	—	934
Issuance of common shares related to PIPE financing	20,590	206	205,694	—	—	—	205,900
Issuance of common shares related to conversion of debt to equity (see Note 12)	2,500	25	24,975	—	—	—	25,000
Issuance of common shares related to conversion of Common Equivalent Preferred Units (see Note 4)	2,220	22	23,731	—	—	—	23,753
Common Equivalent Preferred Unit dividends (0.02 per unit)	—	—	—	(4,380)	—	—	(4,380)
Loss on extinguishment of Common Equivalent Preferred Units	—	—	—	(2,870)	—	—	(2,870)
Other comprehensive income (loss)	—	—	—	—	(10,095)	—	(10,095)
Equity-based compensation	333	3	1,181	—	—	—	1,184
Net share settlement of equity awards	—	—	(477)	—	—	—	(477)
Accumulating preferred dividends	—	—	—	(13,882)	—	—	(13,882)
Balance at September 30, 2022	73,034	$730	$316,537	$(296,442)	$1,923	$2,779	$25,527

Balance at December 31, 2022	75,020	$750	$342,664	$(328,042)	$(6,103)	$2,460	$11,729
Net income (loss)	—	—	—	(14,531)	—	15	(14,516)
Issuance of common shares related to acquisitions	40	—	446	—	—	—	446
Issuance of common shares related to Public Warrant exercise	229	2	3,142	—	—	—	3,144
Issuance of common shares related to stock options exercised	88	1	847	—	—	—	848
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	76	1	881	—	—	—	882
Issuance of common shares related to purchase of non-controlling interest	100	1	474	—	—	(2,475)	(2,000)
Issuance of common shares, net of issuance costs	11,877	119	117,648	—	—	—	117,767
Accretion of Series A Convertible Preferred Shares	—	—	(249)	—	—	—	(249)
Other comprehensive income (loss)	—	—	—	—	4,806	—	4,806
Equity-based compensation	609	6	6,291	—	—	—	6,297
Net share settlement of equity awards	—	—	(2,977)	—	—	—	(2,977)
Balance at September 30, 2023	88,039	$880	$469,167	$(342,573)	$(1,297)	$—	$126,177

(1) Retroactively adjusted December 31, 2021 and nine months ended September 30, 2022 for the de-SPAC merger transaction as described in Note 4.

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(14,516)	$(23,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,419	17,782
Equity-based compensation	6,297	1,184
Paid-in-kind interest added to debt principal	—	295
Provision for credit losses	278	1,286
Amortization of deferred financing fees included in interest expense, net	1,560	1,350
Write-off of unamortized deferred financing fees	—	4,296
Loss on debt extinguishment	—	1,580
Loss on disposal of property, plant and equipment	1,145	748
Mark-to-market adjustments	(1,045)	793
Change in fair value of warrant liabilities	(18,833)	5,215
Foreign currency transactions	1,481	355
Deferred income tax (benefit) expense	(3,331)	(3,511)
Other	1,443	—
Change in operating assets and liabilities:
Accounts receivable	1,993	(13,891)
Inventories	(14,153)	(61,180)
Derivative assets and liabilities	4,090	(14,661)
Prepaid expense and other assets	(8,469)	(14,944)
Accounts payable	(50,254)	29,834
Accrued liabilities and other	(1,236)	7,477
Net cash used in operating activities	(75,131)	(59,534)
Cash flows from investing activities:
Additions to property, plant and equipment	(121,545)	(22,966)
Additions to intangible assets	(147)	(135)
Acquisition of business, net of cash acquired	(2,392)	—
Acquisition of equity method investments and non-marketable securities	(1,385)	—
Proceeds from sale of property, plant and equipment	198	3,300
Net cash used in investing activities	(125,271)	(19,801)
Cash flows from financing activities:
Payments on debt	(170,522)	(407,384)
Proceeds from debt	221,509	319,100
Proceeds from supply chain financing program	69,787	—
Payments on supply chain financing program	(2,321)	—
Proceeds from related party debt	—	11,700
Debt extinguishment costs	—	(1,580)
Payment of debt issuance costs	(3,023)	(6,007)
Proceeds from de-SPAC merger and PIPE financing	—	255,737
Proceeds from common equity issuance	118,767	—
Payment of common equity issuance costs	(1,000)	(24,220)
Payment of preferred equity issuance costs	—	(1,250)
Net proceeds from (repayments of) repurchase agreements	(8,553)	10,951
Proceeds from exercise of stock options	848	—
Proceeds from exercise of Public Warrants	2,632	—
Common equivalent preferred dividends	—	(4,380)
Payment for purchase of non-controlling interest	(2,000)	—
Payment for taxes for net share settlement of equity awards	(2,977)	(477)
Net cash provided by financing activities	223,147	152,190
Effect of exchange rate changes on cash	(335)	(179)
Net increase in cash and cash equivalents and restricted cash	22,410	72,676
Cash and cash equivalents and restricted cash at beginning of period	26,405	22,870
Cash and cash equivalents and restricted cash at end of period	$48,815	$95,546

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$4,441	$596
Issuance of common shares related to Public Warrant exercise	3,144	—
Issuance of common shares related to restricted stock units vesting	3,320	—
Issuance of common shares related to acquisitions	446	—
Issuance of common shares related to conversion of Series A Preferred Shares	882	—
Issuance of common shares related to purchase of non-controlling interest	475	—
Accretion of convertible preferred shares	249	—
Accumulating preferred dividends	—	13,882
Exchange of Redeemable Common Equivalent Preferred Units for Series A Convertible Preferred Shares	—	271,539
Exchange of Redeemable Common Equivalent Preferred Units for common shares	—	24,214
Related party debt exchanged for common shares	—	25,000
Loss on extinguishment of Common Equivalent Preferred Units	—	2,870

See accompanying notes to condensed consolidated financial statements.

The total cash and cash equivalents and restricted cash is as follows:

(Thousands)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$44,407	$90,984
Restricted cash	4,408	4,562
Total	$48,815	$95,546

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

On August 26, 2022 (the “Closing Date”), pursuant to the terms of the Transaction Agreement, dated April 4, 2022, by and among the Company, Riverview Acquisition Corp., a special purpose acquisition vehicle and a Delaware corporation (“Riverview”), Origin Merger Sub I, Inc. (“Merger Sub I”), and Origin Merger Sub II, LLC (“Merger Sub II”) (as amended, modified or supplemented, the “Transaction Agreement”), the Company completed its de-SPAC merger transaction with Riverview (the “Transaction”). In connection with the closing of the Transaction (the “Closing”), the Company converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”) and changed its corporate name from “Westrock Coffee Holdings, LLC” (the “Converting Company”) to “Westrock Coffee Company.” Pursuant to the Transaction Agreement, Merger Sub I merged with and into Riverview, with Riverview surviving the merger as a direct wholly owned subsidiary of the Company (such merger, the “SPAC Merger”) and immediately following the consummation of the SPAC Merger, Riverview merged with and into Merger Sub II, with Merger Sub II surviving the merger as a direct wholly owned subsidiary of the Company (the “LLC Merger”, and together with the SPAC Merger, the “Mergers”). See Note 4 for additional disclosures related to the Transaction.

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

On April 3, 2023, the Company purchased the remaining 15% of the equity interests of Falcon Coffees Limited (“Falcon”) that it did not previously own, resulting in Falcon becoming a wholly owned subsidiary of the Company. Aggregate consideration paid for the interest totaled $3.2 million and included $2.0 million in cash and 100,000 shares of common stock, par value $0.01 per share, of the Company (“Common Shares”). Due to the Company’s controlling financial interest in Falcon prior to the purchase, the transaction was accounted for as an equity transaction. For periods prior to April 3, 2023, equity interests not owned by us are reflected as non-controlling interests. In the Condensed Consolidated Statements of Operations, we allocate net income (loss) attributable to non-controlling interest to arrive at net income (loss) attributable to common shareholders based on their proportionate share. Falcon operates our trading business and is reported within our Sustainable Sourcing & Traceability segment.

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

Common Unit Conversion

In connection with the Transaction and pursuant to the Transaction Agreement, (a) each issued and outstanding common unit of the Converting Company (“Common Units”) was automatically converted into 0.1049203474320 Common Shares, (b) each issued and outstanding common equivalent preferred unit of the Converting Company (the “Common Equivalent Preferred Units”) for which the holder had not elected to convert such unit into shares of Series A convertible preferred stock, par value $0.01 per share, of the Company (the “Westrock Series A Preferred Shares”), automatically converted into 0.1086138208640 Common Shares if such Common Equivalent Preferred Unit was designated a Westrock Series A Common Equivalent Preferred Unit or 0.1049203474320 Common Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit and (c) each outstanding Common Equivalent Preferred Unit for which the holder thereof had made an election to convert such unit into Westrock Series A Preferred Shares, converted into 0.1086138208740 Westrock Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series A Common Equivalent Preferred Unit or 0.0919280171940 Westrock Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that proceeds from the equity issuance in August 2023, projected cash flow from operations and available borrowings under its Credit Agreement will be sufficient to fund operations for at least the next twelve months. However, during the three and nine months ended September 30, 2023, the Company recognized losses from operations of $5.4 million and $14.1 million, respectively, and negative cash flows from operations for the nine-month period ended September 30, 2023 of $75.1 million primarily resulting from lower than projected sales of roast and ground coffee. As a result of the lower than expected sales volumes, substantially driven by current overall market and industry conditions, the Company has reduced its full year projections. If we are unable to meet our financial targets and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants. As management’s ability to amend its financial covenants cannot be assured, management has committed to raise additional capital, delay growth capital expenditures and/or reduce operating expenses, including headcount, salary and/or bonus reductions, all of which are in the Company’s control, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Activity in the allowance for credit losses for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,672	$2,392	$3,023	$3,749
Charged to selling, general and administrative expense	629	364	278	1,286
Write-offs	—	(9)	—	(2,288)
Total	$3,301	$2,747	$3,301	$2,747

Inventories

Within our Sustainable Sourcing & Traceability segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, we recognized $0.5 million of net unrealized losses and $0.6 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts. For the three and nine months ended September 30, 2022, we recognized $0.6 million and $8.1 million of net unrealized losses, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Capitalized Interest

We capitalize a portion of interest costs incurred related to assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on eligible expenditures incurred during the period involved in bringing the assets to their intended use and the Company’s weighted-average interest rate during the period. For the three and nine months ended September 30, 2023, we capitalized $1.0 million of interest costs.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. As of September 30, 2023, there were $67.5 million obligations outstanding under the Program. There were no such obligations outstanding as of December 31, 2022.

(Thousands)	September 30, 2023
Confirmed obligations outstanding at the beginning of the year	$—
Invoices confirmed during the year	69,787
Confirmed invoices paid during the year	(2,321)
Confirmed obligations outstanding at the end of the quarter	$67,466

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

The Company remeasures the fair value of the Westrock Public Warrants (as defined in Note 4) based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants (as defined in Note 4) are valued using a binomial lattice valuation model. For the three and nine months ended September 30, 2023, the Company recognized $25.1 million and $18.8 million of gains, respectively, related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Condensed Consolidated Statements of Operations.  For the three and nine months ended September 30, 2022, the Company recognized $5.2 million of losses related to the change in fair value of warrant liabilities.

Equity Method Investments

The equity method of accounting is used for investments in entities, partnerships and similar interests in which we have significant influence but do not control. Under the equity method, we adjust our investment in unconsolidated entities for additional contributions made, distributions received and income or losses from our pro-rata share of these unconsolidated affiliates’ net income or loss.  At September 30, 2023, we had a $0.5 million investment in one unconsolidated entity, which is recorded in other long-term assets on the Condensed Consolidated Balance Sheets.

Equity Investments

The Company holds strategic investments in other companies. These investments are accounted for under the measurement alternative described in Investments - Equity Securities (“ASC 321”) for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any. The Company does not exercise significant influence over these companies. These investments are recorded in other long-term assets on the Condensed Consolidated Balance Sheets. At September 30, 2023, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value.

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

The effective income tax rates for the nine months ended September 30, 2023 and 2022 were 18.7% and 13.0%, respectively.  The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets and permanent differences, including nontaxable income related to a change in the fair value of warrants. The effective tax rate for the nine months ended September 30, 2023 differs from the effective tax rate for the same period in 2022 primarily due to the increase in the valuation allowance and permanent differences, including nontaxable income related to a change in the fair value of warrants and executive compensation.

There were no changes to uncertain tax benefits during the nine months ended September 30, 2023, and the Company does not expect any significant changes to uncertain tax benefits within the next twelve months.

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

ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), instead of at fair value on the acquisition date as previously required by ASC 805, Business Combinations (“ASC 805”). The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. ASU 2021-08 was effective for years beginning after December 15, 2022. The adoption of ASU 2021-08 did not have a significant impact on the Company’s financial position or results of operations.

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

Substantially concurrently with the Closing, the Company received $205.9 million in cash proceeds (which amount excludes contribution to the Company of certain related party notes outstanding immediately prior to Closing) from common stock PIPE investments, issued 20,590,000 Common Shares to the PIPE investors (which share amount excludes the conversion of the related party notes), and entered into a credit agreement that includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million and (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million.

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

Pursuant to the Transaction Agreement, (a) each issued and outstanding Common Unit converted into 0.1049203474320 Common Shares, (b) each issued and outstanding Common Equivalent Preferred Unit for which the holder had not elected to convert such unit into shares of Westrock Series A Preferred Shares (see Note 13), automatically converted into 0.1086138208640 Common Shares if such Westrock Preferred Unit was designated a Series A Common Equivalent Preferred Unit or 0.1049203474320 Common Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit and (c) each outstanding Westrock Preferred Unit, for which the holder thereof had made an election to convert such unit into Westrock Series A Preferred Shares, converted into 0.1086138208740 Westrock Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series A Common Equivalent Preferred Unit or 0.0919280171940 Westrock Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit.

As a result, we issued 34,855,535 Common Shares to holders of Common Units, 2,220,305 Common Shares to holders of Common Equivalent Preferred Units who elected to convert their Common Equivalent Preferred Units into Common Shares, and 23,587,952 Westrock Series A Preferred Shares to holders who elected to convert their Common Equivalent Preferred Units into Westrock Series A Preferred Shares.

In addition, at Closing, (i) each outstanding share of class B common stock of Riverview (the “Riverview Class B Shares” together with the Riverview Class A Shares, the “Riverview Shares”) (other than the Riverview Class B Shares held as treasury stock, which were automatically cancelled and extinguished at Closing), automatically converted into one Riverview Class A Share, (ii) each outstanding Riverview Class A Share (including the Riverview Class A Shares resulting from the conversion of Riverview Class B Shares at Closing but excluding any Riverview Class A Shares held as treasury stock, which were automatically cancelled and extinguished at Closing) were exchanged for one Common Share, (iii) each outstanding warrant to purchase Riverview Class A Shares (the “Riverview Warrants”) was, by its terms, automatically converted into a comparable warrant to purchase Common Shares (the “Westrock Warrants”) on the terms and subject to the conditions set forth in the warrant agreement for the Riverview Warrants and the amended and restated warrant agreement for the Westrock Warrants, (iv) each Riverview Share held immediately prior to Closing by Riverview as treasury stock was automatically canceled and extinguished and (v) each share of capital stock of Merger Sub I issued and outstanding immediately prior to Closing was automatically canceled and extinguished and converted into one share of common stock, par value $0.01, of the surviving corporation in the SPAC Merger. In connection with obtaining the approval of the Mergers by Riverview’s shareholders, Riverview provided an opportunity for its shareholders to redeem all or a portion of their outstanding Riverview Class A Shares.

The Transaction is a capital transaction in substance and not a business combination under ASC 805. As a result, Westrock is treated as the accounting acquirer and Riverview is treated as the acquired company for financial reporting purposes per ASC 805. Accordingly, for accounting purposes, the Transaction is treated similar to an equity contribution in exchange for the issuance of Common Shares.

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

The Westrock Warrants may only be exercised for a whole number of shares, and will expire on August 26, 2027 (i.e., five years following the Closing), or earlier upon redemption or liquidation. Westrock may redeem the outstanding Westrock Public Warrants (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported last sale price of the Common Shares for any 20 trading days within a 30-trading day period ending three business days before Westrock sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share. During any period when Westrock fails to maintain an effective registration statement registering the Common Shares issuable upon the exercise of the Westrock Warrants, Westrock is required to permit holders of Westrock Warrants to exercise their Westrock Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exemption.

If and when the Westrock Public Warrants become redeemable by Westrock, Westrock may exercise its redemption right even if Westrock is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Westrock Private Warrants, which were initially held by Riverview Sponsor Partners, LLC (the “Riverview Sponsor”), are generally identical to the Westrock Public Warrants, except they cannot be redeemable by Westrock so long as they are held by the Riverview Sponsor or its permitted transferees. Furthermore, the Riverview Sponsor, or its permitted transferees, have the option to exercise the Westrock Private Warrants on a cashless basis. During the quarter ended September 30, 2023, the Riverview Sponsor transferred ownership of its Westrock Private Warrants. At September 30, 2023, 2,026,046 warrants are held by permitted transferees and retain the rights of the Westrock Private Warrants described above, while 5,373,954 warrants are now redeemable by Westrock and exercisable by the holders on the same basis as the Westrock Public Warrants.

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

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such transactions are accounted for as financing transactions in accordance with ASC 606.  At September 30, 2023, the Company has $6.0 million of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, we recorded $0.7 million of net unrealized losses and $0.4 million of net unrealized gains, respectively, within costs of sales. For the three and nine months ended September 30, 2022, we recorded a nominal amount and $7.3 million of net unrealized gains, respectively, within costs of sales.

For the three and nine months ended September 30, 2023, the Company recognized $42.4 million and $101.6 million in revenues under ASC 815, respectively, and for the three and nine months ended September 30, 2022, the Company recognized $56.6 million and $147.0 million in revenues under ASC 815, respectively, which are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.3 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of September 30, 2023 or December 31, 2022. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At September 30, 2023 and December 31, 2022, accounts receivable, net included $102.9 million and $104.7 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of September 30, 2023 and December 31, 2022, no costs were capitalized as all arrangements were less than a year.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Coffee & tea	$131,819	$146,689	$425,241	$408,914
Flavors, extracts & ingredients	44,332	26,107	121,999	81,448
Other	667	690	506	2,350
Green coffee	42,794	56,822	102,002	147,437
Net sales	$219,612	$230,308	$649,748	$640,149

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
United States	$184,280	$181,789	$562,942	$515,742
All other countries	35,332	48,519	86,806	124,407
Net sales	$219,612	$230,308	$649,748	$640,149

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

Note 7. Inventories

The following table summarizes inventories as of September 30, 2023 and December 31, 2022:

(Thousands)	September 30, 2023	December 31, 2022
Raw materials	$81,081	$66,925
Finished goods	30,205	21,232
Green coffee	50,060	57,679
Total inventories	$161,346	$145,836

Green coffee inventories represent green coffee held for resale. At September 30, 2023 and December 31, 2022, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 8. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of September 30, 2023 and December 31, 2022:

(Thousands)	Depreciable Lives	September 30, 2023	December 31, 2022
Land		$8,840	$9,052
Buildings(4)	10-40 years	35,956	35,499
Leasehold improvements(1)		9,452	1,651
Plant equipment(4)	3-15 years	110,973	107,215
Vehicles and transportation equipment	3-5 years	676	700
IT systems	3-7 years	7,510	3,053
Furniture and fixtures(4)	3-10 years	3,160	3,068
Customer beverage equipment(2)	3-5 years	24,163	21,930
Lease right-of-use assets(3)		51	36
Construction in progress and equipment deposits(4)		164,429	70,004
		365,210	252,208
Less: accumulated depreciation		(77,447)	(67,002)
Property, plant and equipment, net		$287,763	$185,206

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

Depreciation expense for the three and nine months ended September 30, 2023 was $4.4 million and $12.4 million, respectively, and depreciation expense for the three and nine months ended September 30, 2022 was $4.1 million and $12.7 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at September 30, 2023 are expected to be in production use.

Note 9. Goodwill

The following table reflects the carrying amount of goodwill as of September 30, 2023 and December 31, 2022:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2022
Goodwill	$190,882	$190,882
Accumulated impairment loss	(76,883)	(76,883)
	113,999	113,999
Changes during the period:
Acquisitions	2,025	2,025
Measurement period adjustments	329	329

Balance at September 30, 2023
Goodwill	193,236	193,236
Accumulated impairment loss	(76,883)	(76,883)
	$116,353	$116,353

Note 10. Intangible Assets, Net

The following table summarizes intangible assets, net as of September 30, 2023 and December 31, 2022:

	September 30, 2023
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(24,560)	$124,088
Favorable lease asset	790	(345)	445
Software	1,058	(529)	529
Intangible assets, net	$150,496	$(25,434)	$125,062

	December 31, 2022
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(18,778)	$129,870
Favorable lease asset	710	(140)	570
Software	919	(473)	446
Intangible assets, net	$150,277	$(19,391)	$130,886

Amortization expense of intangible assets was $2.0 million and $6.0 million for the three and nine months ended September 30, 2023, respectively, and amortization expense of intangible assets was $1.7 million and $5.0 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the weighted average useful life for definite-lived intangibles is approximately 20 years.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

		September 30,	December 31,
(Thousands)	Balance Sheet Location	2023	2022
Right-of-use operating lease assets	Operating lease right-of-use assets	$14,496	$11,090
Operating lease liabilities - current	Accrued expenses and other current liabilities	3,322	2,832
Operating lease liabilities - noncurrent	Other long-term liabilities	11,770	8,424

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs for the three and nine months ended September 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Operating lease cost	$1,179	$878	$3,609	$1,720
Short-term lease cost	247	219	727	443
Total	$1,426	$1,097	$4,336	$2,163

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Weighted-average discount rate	8.0%	8.5%
Weighted-average remaining lease term	5.1 years	5.0 years

Supplemental cash flow information about the Company’s leases as of September 30, 2023 and 2022, respectively, is as follows:

	Nine Months Ended September 30,
(Thousands)	2023	2022
Operating cash flows from operating leases	$3,195	$844

During the nine months ended September 30, 2023, the Company obtained $6.0 million of right-of-use operating lease assets in exchange for lease obligations.

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of September 30, 2023.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2023 are as follows:

(Thousands)
Remainder of 2023	$1,039
2024	4,382
2025	3,277
2026	2,609
2027	2,589
Thereafter	4,239
Total future minimum lease payments	18,135
Less: imputed interest	(3,043)
Present value of minimum lease payments	$15,092

Note 12. Debt

Our long-term debt at September 30, 2023 and December 31, 2022 is as follows:

(Thousands)	September 30, 2023	December 31, 2022
Term loan facility	$166,250	$175,000
Revolving credit facility	45,000	—
International trade finance lines	53,045	42,905
International notes payable	6,356	1,750
Other loans	17	25
Total debt	270,668	219,680
Unamortized debt costs	(2,563)	(2,769)
Current maturities of long-term debt	(9,293)	(11,504)
Short-term debt	(53,045)	(42,905)
Long-term debt, net	$205,767	$162,502

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

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (i) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (ii) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus the applicable margin. The Credit Agreement contains two financial covenants requiring the maintenance of a total net leverage ratio and an interest coverage ratio (the “Financial Covenants”). Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility range from 0.20% to 0.35% depending on the total net leverage ratio. At September 30, 2023, we had $45.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 9.0%, and the interest rate applicable to our Term Loan Facility was 9.2%, and we had $2.6 million of standby letters of credit outstanding.

On February 14, 2023, we entered into an Incremental Assumption Agreement and Amendment No. 1 to the Credit Agreement, which established a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million, proceeds of which may be used to fund capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas, or for general corporate purposes.

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

During the Covenant Relief Period, (i) the total net leverage ratio financial covenant will be (a) 5.00x for the test period ending June 30, 2023, (b) 5.25x for the test period ending September 30, 2023, (c) 5.50x for the test periods ending on or after December 31, 2023 to and including September 30, 2024, (d) 5.00x for the test period ending December 31, 2024 and (e) 4.50x for the test period ending March 31, 2025 and (ii) the applicable margin for any term SOFR rate loan will range from 2.50% to 3.75% and for any ABR loan will range from 1.50% to 2.75%, in each case depending on the total net leverage ratio. After the Covenant Relief Period, the total net leverage ratio financial covenant and the applicable margin for term SOFR rate loans and ABR loans will revert to the pre-amendment terms of the Credit Agreement. During and after the Covenant Relief Period, the minimum interest coverage ratio financial covenant will be 2.00x. As of September 30, 2023, we were in compliance with the Financial Covenants.

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

International Debt and Lending Facilities

On March 21, 2023, we entered into a $70 million working capital trade finance facility with multiple financial institutions through our subsidiary, Falcon. The facility replaced Falcon’s then existing working capital trade finance facility. The facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR, as defined in the facility, plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At September 30, 2023, there was $42.5 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of September 30, 2023.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) If no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days before the Quotation day; or (b) the most recent applicable Term SOFR (as of Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At September 30, 2023, there was $5.0 million of outstanding borrowings under the facility, which is recorded in long-term debt, net on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of September 30, 2023.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $8.5 million at September 30, 2023 and (b) a long-term note payable with a balance of $1.4 million at September 30, 2023. Additionally, Rwanda Trading Company maintains three short-term futures contract-backed lending facilities from international institutions with outstanding balances of $0.8 million, $0.7 million and $0.6 million at September 30, 2023.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date (i.e., the five-and-a-half-year anniversary of the date of Closing) using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three and nine months ended September 30, 2023, the Company recorded $0.1 million of amortization and $0.2 million of accretion, respectively, with respect to the Westrock Series A Preferred Shares.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended September 30, 2023 or 2022.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 16.5 million pounds and 29.2 million pounds as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 30.3 million pounds and 53.9 million pounds, respectively. During the three and nine months ended September 30, 2022, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 8.8 million pounds and 57.0 million pounds, respectively.

Approximately $3.1 million and $5.2 million of net realized losses, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023, respectively. Approximately $4.3 million and $11.1 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the estimated amount of net losses reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $0.1 million.

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

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$15,159	$15,053
Total derivative assets		$15,159	$15,053

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative liabilities	$1,136	$3,334
Total		$1,136	$3,334

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$3,962	$4,258
Total derivative liabilities		$5,098	$7,592

1 - The fair value of coffee futures excludes amounts related to margin accounts.

The following table presents the pre-tax net gains and losses for our derivative instruments for the three and nine months ended September 30, 2023 and 2022, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	Statement of Operations Location	2023	2022	2023	2022
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$(3,147)	$4,267	$(5,234)	$11,098

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$(669)	$29	$402	$7,266

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at September 30, 2023:

	September 30, 2023
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$38,169	$—	$38,169
Forward purchase and sales contracts	—	15,159	—	15,159
Total	$—	$53,328	$—	$53,328

Liabilities:
Coffee futures contracts	$1,136	$—	$—	$1,136
Forward purchase and sales contracts	—	3,962	—	3,962
Westrock Public Warrants	31,839	—	—	31,839
Westrock Private Warrants	—	—	4,336	4,336
Total	$32,975	$3,962	$4,336	$41,273

The following table presents the change in fair value of Level 3 Westrock Private Warrant liabilities:

(Thousands)	Westrock Private Warrants
Fair value as of December 31, 2022	$28,342
Transfer out of Level 3	(18,916)
Change in fair value	(5,090)
Fair value as of September 30, 2023	$4,336

The following table summarizes the fair value of financial instruments at December 31, 2022:

	December 31, 2022
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$39,928	$—	$39,928
Forward purchase and sales contracts	—	15,053	—	15,053
Total	$—	$54,981	$—	$54,981

Liabilities:
Coffee futures contracts	$3,334	$—	$—	$3,334
Forward purchase and sales contracts	—	4,258	—	4,258
Westrock Public Warrants	27,179	—	—	27,179
Westrock Private Warrants	—	—	28,342	28,342
Total	$30,513	$4,258	$28,342	$63,113

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

Westrock Public Warrants are valued based on their quoted market price of $1.86 and $2.27 per warrant as of September 30, 2023 and December 31, 2022, respectively. Westrock Private Warrants price of $2.14 and $3.83 per warrant as of September 30, 2023 and December 31, 2022, respectively, are valued using a binomial lattice valuation model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs were as follows:

	September 30, 2023	December 31, 2022
Stock price	$8.86	$13.36
Exercise price	$11.50	$11.50
Expected term (years)	5.00	5.00
Expected volatility	34.90%	7.74%
Risk-free rate of return	4.65%	3.99%
Dividend yield	0.00%	0.00%

The most significant of these primary unobservable inputs utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, a supply chain finance program and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility and the Revolving Credit Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of September 30, 2023 as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility and the Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three and nine months ended September 30, 2023 or 2022, requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

At September 30, 2023, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Condensed Consolidated Balance Sheets. As of September 30, 2023, there have been no adjustments, upward or downward, to the carrying value.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$(4,832)	$4,474	$(6,355)	$11,759
Other comprehensive income (loss) before reclassifications	(97)	555	1,049	(2,245)
Amounts reclassified from accumulated comprehensive income	3,147	(4,267)	5,234	(11,098)
Tax effect	106	910	(1,604)	3,256
Net other comprehensive income	(1,676)	1,672	(1,676)	1,672
Less: Other comprehensive income attributable to non-controlling interests	—	—	—	—
Balance at end of period	(1,676)	1,672	(1,676)	1,672
Foreign currency translation gain
Balance at beginning of period	293	250	252	259
Other comprehensive income (loss) before reclassifications	86	1	127	(8)
Amounts reclassified from accumulated comprehensive income	—	—	—	—
Tax effect	—	—	—	—
Net other comprehensive income	379	251	379	251
Less: Other comprehensive income attributable to non-controlling interests	—	—	—	—
Balance at end of period	379	251	379	251
Accumulated other comprehensive income (loss) at end of period	$(1,297)	$1,923	$(1,297)	$1,923

Note 17. Equity-Based Compensation

During the three and nine months ended September 30, 2023, the Company granted 0.1 million and 1.3 million restricted stock units (“RSUs”), respectively, under the Westrock Coffee Company 2022 Equity Incentive Plan (the “2022 Equity Plan”). The RSUs had a grant date fair value of $1.0 million and $15.0 million, respectively, which was calculated using the closing price of the Common Shares on the applicable date of grant. The RSUs are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of September 30, 2023, there were 2.3 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the nine months ended September 30, 2023.

		Average Fair
	Units	Market Value
Outstanding at December 31, 2022	1,127,000	$11.49
Granted	1,266,935	11.82
Forfeited	(79,052)	11.64
Vested	(404,371)	11.51
Outstanding at September 30, 2023	1,910,512	$11.70

Note 18. Earnings per Share

Prior to the Conversion, the Company’s ownership interests consisted of two classes of equity units, referred to as Common Units and Common Equivalent Preferred Units (“CEP Units”), which have been retroactively adjusted as shares reflecting the conversion ratios discussed in Note 4.

Westrock Series A Preferred Shares and our RSUs issued under our 2022 Equity Incentive Plan are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as Common Shares. As participating securities, we include these instruments in the computation of earnings per share under the two-class method described in ASC 260 Earnings per Share (“ASC 260”). As a result of the Company’s net income position for the three months ended September 30, 2023, a portion of our undistributed earnings have been allocated to participating securities in accordance with the provisions of ASC 260. Neither the Series A Preferred Shares nor the RSUs have a contractual obligation to share in losses of the Company. However, undistributed earnings are allocated to the participating securities.

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

The following potentially dilutive securities were excluded from the computation of diluted shares for the periods indicated because their inclusion would have an anti-dilutive effect on dilutive earnings (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Warrants	19,144	19,900	19,151	19,900
Restricted stock	2,142	1,105	1,906	1,105
Options	—	1,623	1,472	1,623
If-converted securities	—	23,588	23,564	23,588

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2023	2022	2023	2022
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$12,802	$(20,246)	$(14,780)	$(44,717)
Denominator:
Weighted-average common shares outstanding - basic	83,437	49,795	78,203	39,819
Basic earnings (loss) per common share	$0.15	$(0.41)	$(0.19)	$(1.12)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$12,802	$(20,246)	$(14,780)	$(44,717)
Effect of participating securities	3,493	—	—	—
Effect of non-participating securities	—	—	—	—
Net income (loss) attributable to common shareholders - diluted	$16,295	$(20,246)	$(14,780)	$(44,717)
Denominator:
Weighted-average common shares outstanding - basic	83,437	49,795	78,203	39,819
Effect of dilutive participating securities	23,542	—	—	—
Effect of dilutive non-participating securities	101	—	—	—
Weighted-average common shares outstanding - diluted	107,080	49,795	78,203	39,819

Dilutive earnings (loss) per common share	$0.15	$(0.41)	$(0.19)	$(1.12)

Note 19. Segment Information

Our two operating segments, Beverage Solutions and Sustainable Sourcing & Traceability, are evaluated using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, net, provision for income taxes, depreciation and amortization, equity-based compensation expense and the impact, which may be recurring in nature, of acquisition, transaction and integrations costs, including management services and consulting agreements entered into in connection with the acquisition of S&D Coffee, Inc., impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain costs specifically excluded from the calculation of EBITDA under our material debt agreements, such as facility start-up costs, and other similar or infrequent items (although we may not have had such charges in the periods presented).

Selected financial data related to our segments is presented below for the periods indicated:

	Three Months Ended September 30, 2023
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$176,818	$44,098	$(1,304)	$219,612

Adjusted EBITDA	9,884	1,711	n/a	11,595
Less:
Interest expense, net				7,803
Income tax expense (benefit)				(5,212)
Depreciation and amortization				6,364
Acquisition, restructuring and integration expense				3,137
Change in fair value of warrant liabilities				(25,105)
Equity-based compensation				2,439
Conway extract and ready-to-drink facility start-up costs				3,035
Mark-to-market adjustments				1,160
Loss on disposal of property, plant and equipment				248
Other				1,105
Net income (loss)				$16,621
Total assets	801,466	89,605	n/a	891,071

	Three Months Ended September 30, 2022
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$173,486	$62,809	$(5,987)	$230,308

Adjusted EBITDA	15,885	2,028	n/a	17,913
Less:
Interest expense, net				13,404
Income tax expense (benefit)				(428)
Depreciation and amortization				5,816
Acquisition, restructuring and integration expense				3,959
Change in fair value of warrant liabilities				5,215
Management and consulting fees (S&D Coffee, Inc. acquisition)				834
Equity-based compensation				705
Mark-to-market adjustments				543
Loss on disposal of property, plant and equipment				459
Other				424
Net income (loss)				$(13,018)
Total assets	638,160	111,928	n/a	750,088

	Nine Months Ended September 30, 2023
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$547,746	$105,537	$(3,535)	$649,748

Adjusted EBITDA	29,965	1,393	n/a	31,358
Less:
Interest expense, net				21,216
Income tax expense (benefit)				(3,331)
Depreciation and amortization				18,419
Acquisition, restructuring and integration expense				12,682
Change in fair value of warrant liabilities				(18,833)
Management and consulting fees (S&D Coffee, Inc. acquisition)				556
Equity-based compensation				6,297
Conway extract and ready-to-drink facility start-up costs				6,615
Mark-to-market adjustments				(1,045)
Loss on disposal of property, plant and equipment				1,145
Other				2,153
Net income (loss)				$(14,516)
Total assets	801,466	89,605	n/a	891,071

	Nine Months Ended September 30, 2022
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$492,712	$169,041	$(21,604)	$640,149

Adjusted EBITDA	38,776	3,824	n/a	42,600
Less:
Interest expense, net				30,265
Income tax expense (benefit)				(3,511)
Depreciation and amortization				17,782
Acquisition, restructuring and integration expense				8,746
Change in fair value of warrant liabilities				5,215
Management and consulting fees (S&D Coffee, Inc. acquisition)				3,035
Equity-based compensation				1,184
Mark-to-market adjustments				793
Loss on disposal of property, plant and equipment				748
Other				1,885
Net income (loss)				$(23,542)
Total assets	638,160	111,928	n/a	750,088

Note 20. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $234.0 million as of September 30, 2023 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

In addition, at September 30, 2023, we had an obligation to repurchase $6.0 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

Note 21. Related Party Transactions

Prior to the Conversion, the Company had subordinated debt issued to Wooster Capital, LLC, which is owned and controlled by our co-founder and Chairman, Joe T. Ford, and the estate of Jo Ellen Ford, who have or had ownership in the Company. During 2022, Brown Brothers Harriman & Co., which is a holder of Westrock Series A Preferred Shares and participant of the August 2023 equity issuance, and prior to the Conversion was a holder of Westrock Series A and Series B Preferred Units, participated in Falcon’s working capital trade finance facility. As such, these persons and entities are deemed related parties.

The Consolidated Financial Statements reflect the following transactions with related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Interest expense, net:
Brown Brothers Harriman	—	—	—	541
Wooster Capital, LLC	—	207	—	503
Jo Ellen Ford	—	33	—	139
Total	$—	$240	$—	$1,183

In connection with the acquisition of S&D Coffee, Inc. in February 2020, the Company entered into a Management Services Agreement with Westrock Group, LLC (“Westrock Group”), whose controlling manager and controlling member, Greenbrier Holdings, LLC, is owned and controlled by our co-founder and Chief Executive Officer Scott Ford. Under the terms of the agreement, which expired in February 2023, Westrock Group was paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The Company recognized no expenses and $0.6 million of such expenses during the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.5 million of such expenses during the three and nine months ended September 30, 2022, respectively. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expenses. For the three and nine months ended September 30, 2023, the Company recognized expenses of $0.5 million and $1.3 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company recognized expenses of $0.3 million and $1.0 million, respectively, for such items. At September 30, 2023 and December 31, 2022, we had no amounts payable to Westrock Group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three nine months ended September 30, 2023. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2022 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2023.

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

We define “EBITDA” as net (loss) income, as defined by GAAP, before interest expense, net, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before equity-based compensation expense and the impact, which may be recurring in nature, of acquisition, restructuring and integration related costs, including management services and consulting agreements entered into in connection with the acquisition of S&D Coffee, Inc., impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain costs specifically excluded from the calculation of EBITDA under our material debt agreements, such as facility start-up costs, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, and other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Adjusted EBITDA are important supplemental measures to net (loss) income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants.

Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should be viewed in addition to, and not be considered as alternatives for, net (loss) income determined in accordance with GAAP. Further, our computations of EBITDA and Adjusted EBITDA may not be comparable to that reported by other companies that define EBITDA and Adjusted EBITDA differently than we do.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Net income (loss)	$16,621	$(13,018)	$(14,516)	$(23,542)
Interest expense, net	7,803	13,404	21,216	30,265
Income tax expense (benefit)	(5,212)	(428)	(3,331)	(3,511)
Depreciation and amortization	6,364	5,816	18,419	17,782
EBITDA	25,576	5,774	21,788	20,994
Acquisition, restructuring and integration expense	3,137	3,959	12,682	8,746
Change in fair value of warrant liabilities	(25,105)	5,215	(18,833)	5,215
Management and consulting fees (S&D Coffee, Inc. acquisition)	—	834	556	3,035
Equity-based compensation	2,439	705	6,297	1,184
Conway extract and ready-to-drink facility start-up costs	3,035	—	6,615	—
Mark-to-market adjustments	1,160	543	(1,045)	793
Loss on disposal of property, plant and equipment	248	459	1,145	748
Other	1,105	424	2,153	1,885
Adjusted EBITDA	$11,595	$17,913	$31,358	$42,600

Beverage Solutions	9,884	15,885	29,965	38,776
Sustainable Sourcing & Traceability	1,711	2,028	1,393	3,824
Total of Reportable Segments	$11,595	$17,913	$31,358	$42,600

Significant Developments

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Thousands)	September 30, 2023	Revenues	September 30, 2022	Revenues
Net sales	$219,612	100.0%	$230,308	100.0%
Costs of sales	184,546	84.0%	189,169	82.1%
Gross profit	35,066	16.0%	41,139	17.9%

Selling, general and administrative expense	37,050	16.9%	31,223	13.6%
Acquisition, restructuring and integration expense	3,137	1.4%	3,959	1.7%
Loss on disposal of property, plant and equipment	248	0.1%	459	0.2%
Total operating expenses	40,435	18.4%	35,641	15.5%
Income (loss) from operations	(5,369)	(2.4)%	5,498	2.4%

Other (income) expense
Interest expense, net	7,803	3.6%	13,404	5.8%
Change in fair value of warrant liabilities	(25,105)	(11.4)%	5,215	2.3%
Other, net	510	0.2%	325	0.1%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	11,423	5.2%	(13,446)	(5.8)%
Income tax expense (benefit)	(5,212)	(2.4)%	(428)	(0.2)%
Equity in (earnings) loss from unconsolidated entities	14	0.0%	—	0.0%
Net income (loss)	$16,621	7.6%	$(13,018)	(5.7)%
Net income (loss) attributable to non-controlling interest	—	0.0%	(22)	(0.0)%
Net income (loss) attributable to shareholders	16,621	7.6%	(12,996)	(5.6)%
Participating securities' share in earnings	(3,912)	(1.8)%	—	0.0%
Accretion of Series A Convertible Preferred Shares	93	0.0%	—	0.0%
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	—	0.0%	(2,870)	(1.2)%
Common equivalent preferred dividends	—	0.0%	(4,380)	(1.9)%
Accumulating preferred dividends	—	0.0%	—	0.0%
Net income (loss) attributable to common shareholders	$12,802	5.8%	$(20,246)	(8.8)%

The following table sets forth selected financial information of our reportable segments for the three months ended September 30, 2023 and 2022:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2023	$176,818	$44,098	$(1,304)	$219,612
2022	173,486	62,809	(5,987)	230,308
Segment Costs of Sales:
2023	144,920	39,626	n/a	184,546
2022	136,366	52,803	n/a	189,169
Segment Gross Profit:
2023	31,898	3,168	n/a	35,066
2022	37,120	4,019	n/a	41,139
Segment Adjusted EBITDA:
2023	9,884	1,711	n/a	11,595
2022	15,885	2,028	n/a	17,913
Segment Adjusted EBITDA Margin:
2023	5.6%	4.0%	n/a	5.3%
2022	9.2%	3.6%	n/a	7.8%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Net Sales

Net Sales from our Beverage Solutions segment were $176.8 million for the three months ended September 30, 2023, compared to $173.5 million for the three months ended September 30, 2022, an increase of approximately 1.9%. The increase was primarily due to an $18.2 million increase in the sale of flavors, extracts and ingredients products, which was primarily driven by the acquisition of Kohana Coffee, LLC (“Kohana”) and a 43.6% increase in non-Kohana manufactured extracts volumes, partially offset by a $14.9 million decrease in the sale of coffee and tea products, which was driven by a 10.8% decrease in roast and ground coffee volumes and a 12.9% decrease in single serve cup volumes compared to the three months ended September 30, 2022.

Net Sales from our SS&T segment, net of intersegment revenues, totaled $42.8 million for the three months ended September 30, 2023, decreasing 24.7% compared to $56.8 million for the three months ended September 30, 2022. The decrease is driven by a decrease in sales volume, as a result of a decrease in customer demand, which decreased 19.0% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased to $144.9 million for the three months ended September 30, 2023, from $136.4 million for the three months ended September 30, 2022. The increase in costs of sales was primarily driven by an increase in costs related to the acquisition of Kohana for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

In our SS&T segment, costs of sales decreased $13.2 million to $39.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease is primarily due to a decrease in green coffee sales volume. Costs of sales in our SS&T segment for the three months ended September 30, 2023 included $1.2 million of net unrealized losses on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $0.5 million of net unrealized losses for the three months ended September 30, 2022.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2023		2022
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$34,577	19.6%	$28,823	16.6%
Sustainable Sourcing & Traceability	2,473	5.8%	2,400	4.2%
Total selling, general and administrative expense	$37,050	16.9%	$31,223	13.6%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $5.8 million to $34.6 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase is primarily due to a $3.0 million increase in expenses associated with the start-up of our extract and ready-to-drink facility in Conway, Arkansas compared to no such expenses during the three months ended September 30, 2022. Additionally, during the three months ended September 30, 2023, the Company incurred approximately $2.4 million in expenses related to equity-based compensation compared to $0.7 million of such expenses during the three months ended September 30, 2022. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the three months ended September 30, 2022.

Acquisition, Restructuring and Integration Expense

Acquisition, restructuring and integration expenses for the three months ended September 30, 2023 were $3.1 million, approximately $1.2 million of which related to the costs associated with the integration of our new enterprise resource planning system, including internal and external costs related to post go-live system support and duplicative systems costs and $1.0 million of which primarily related to non-capitalizable costs associated with registration statements. During the three months ended September 30, 2022, we incurred $4.0 million of acquisition, restructuring and integration expenses, of which approximately $1.3 million related to the integration of our new enterprise resource planning system, $1.2 million related to public-company preparedness costs and $0.9 million related to startup costs for our Conway, Arkansas manufacturing facility.

Interest Expense, net

	Three Months Ended September 30,
(Thousands)	2023	2022
Interest expense, net
Cash:
Term loan facility	$4,276	$1,020
Prior term loan facility	—	3,215
Prior term loan facility early termination fee	—	1,580
Revolving credit facility	684	—
Supply chain finance program	969	—
Prior ABL facility	—	966
Subordinated related party debt	—	241
International trade finance lines	1,195	1,065
International notes payable	33	260
Other	1,110	455
Total cash interest	8,267	8,802
Non-cash:
Amortization of deferred financing costs	571	304
Write-off of deferred financing costs	—	4,296
Payments-in-kind interest	—	2
Capitalized interest	(1,035)	—
Total non-cash interest	(464)	4,602
Total interest expense, net	$7,803	$13,404

Interest expense, net for the three months ended September 30, 2023 was $7.8 million compared to $13.4 million for the three months ended September 30, 2022. The decrease is primarily due to the $4.3 million of unamortized deferred financing fees associated with the termination of our prior term loan facility and our prior ABL facility, and $1.6 million of early termination payments associated with the prior term loan facility that were incurred during the three months ended September 30, 2022. No such costs were incurred in the three months ended September 30, 2023. These decreases were partially offset by interest on the outstanding revolving credit facility and supply chain finance program borrowings. Furthermore, during the three months ended September 30, 2023, the Company capitalized approximately $1.0 million of interest costs associated with the build-out of our extract and ready-to-drink facility in Conway, Arkansas, while no such interest was capitalized during the three months ended September 30, 2022.

Change in Fair Value of Warrant Liabilities

Warrant liabilities are adjusted to fair value at each reporting period, with any change in fair value recognized in the Condensed Consolidated Statement of Operations. The change in fair value of warrant liabilities for the three months ended September 30, 2023 resulted in recognition of $25.1 million of gains compared to recognition of $5.2 million of losses during the three months ended September 30, 2022.

Income Tax Expense (Benefit)

Income tax benefit for the three months ended September 30, 2023 was $5.2 million, resulting in an effective tax rate of (45.7%). The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets and permanent differences, including nontaxable income related to a change in the fair value of warrants. Income tax benefit for the three months ended September 30, 2022 was $0.4 million, resulting in an effective tax rate of 3.2%.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Nine Months Ended	% of	Nine Months Ended	% of
(Thousands)	September 30, 2023	Revenues	September 30, 2022	Revenues
Net Sales	$649,748	100.0%	$640,149	100.0%
Costs of sales	544,707	83.8%	521,681	81.5%
Gross profit	105,041	16.2%	118,468	18.5%

Selling, general and administrative expense	105,275	16.2%	101,332	15.8%
Acquisition, restructuring and integration expense	12,682	2.0%	8,746	1.4%
Loss on disposal of property, plant and equipment	1,145	0.2%	748	0.1%
Total operating expenses	119,102	18.3%	110,826	17.3%
Income (loss) from operations	(14,061)	(2.2)%	7,642	1.2%

Other (income) expense
Interest expense, net	21,216	3.3%	30,265	4.7%
Change in fair value of warrant liabilities	(18,833)	(2.9)%	5,215	0.8%
Other, net	1,323	0.2%	(785)	(0.1)%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	(17,767)	(2.7)%	(27,053)	(4.2)%
Income tax expense (benefit)	(3,331)	(0.5)%	(3,511)	(0.5)%
Equity in (earnings) loss from unconsolidated entities	80	0.0%	—	0.0%
Net income (loss)	$(14,516)	(2.2)%	$(23,542)	(3.7)%
Net income (loss) attributable to non-controlling interest	15	0.0%	43	0.0%
Net income (loss) attributable to shareholders	(14,531)	(2.2)%	(23,585)	(3.7)%
Accretion of Series A Convertible Preferred Shares	(249)	(0.0)%	—	0.0%
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	—	0.0%	(2,870)	(0.4)%
Common equivalent preferred dividends	—	0.0%	(4,380)	(0.7)%
Accumulating preferred dividends	—	0.0%	(13,882)	(2.2)%
Net income (loss) attributable to common shareholders	$(14,780)	(2.3)%	$(44,717)	(7.0)%

The following table sets forth selected financial information of our reportable segments for the nine months ended September 30, 2023 and 2022:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2023	$547,746	$105,537	$(3,535)	$649,748
2022	492,712	169,041	(21,604)	640,149
Segment Costs of Sales:
2023	452,878	91,829	n/a	544,707
2022	384,317	137,364	n/a	521,681
Segment Gross Profit:
2023	94,868	10,173	n/a	105,041
2022	108,395	10,073	n/a	118,468
Segment Adjusted EBITDA:
2023	29,965	1,393	n/a	31,358
2022	38,776	3,824	n/a	42,600
Segment Adjusted EBITDA Margin:
2023	5.5%	1.4%	n/a	4.8%
2022	7.9%	2.6%	n/a	6.7%

(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Net Sales

Net Sales from our Beverage Solutions segment were $547.7 million for the nine months ended September 30, 2023, compared to $492.7 million for the nine months ended September 30, 2022, an increase of approximately 11.2%. The increase was primarily due to a $40.6 million increase in the sale of flavors, extracts and ingredients products, which was primarily driven by the acquisition of Kohana and a 16.6% increase in non-Kohana manufactured extracts volumes, a $16.3 million increase in the sale of coffee and tea products, driven by an 8.3% increase in single serve cup volumes, and increased pricing from the pass through of higher underlying green coffee prices during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Net Sales from our SS&T segment, net of intersegment revenues, totaled $102.0 million during the nine months ended September 30, 2023, decreasing 30.8% compared to $147.4 million during the nine months ended September 30, 2022. The decrease is driven by a 32% decrease in sales volume, as a result of a decrease in customer demand, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased $68.6 million to $452.9 million for the nine months ended September 30, 2023, compared to $384.3 million for the nine months ended September 30, 2022. The increase in costs of sales was primarily driven by an increase in costs related to the acquisition of Kohana, increases in materials costs, and an increase in flavors, extracts and ingredients volume for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

In our SS&T segment, costs of sales decreased $45.5 million to $91.8 million for the nine months ended September 30, 2023 compared to $137.4 million for the nine months ended September 30, 2022. This decrease is primarily due to a decrease in green coffee sales volume. Costs of sales in our SS&T segment for the nine months ended September 30, 2023 included $1.0 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $0.8 million of net unrealized losses for the nine months ended September 30, 2022.

Selling, General and Administrative Expense

	Nine Months Ended September 30,
	2023		2022
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$97,798	17.9%	$93,754	19.0%
Sustainable Sourcing & Traceability	7,477	7.3%	7,578	5.1%
Total selling, general and administrative expense	$105,275	16.2%	$101,332	15.8%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $4.0 million to $97.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase is primarily due to a $6.6 million increase in expenses associated with the start-up of our extract and ready-to-drink facility in Conway, Arkansas and a $5.1 million increase in equity-based compensation costs, partially offset by a $3.1 million decrease in freight costs, a $2.5 million decrease in management and consulting fees associated with the S&D Coffee, Inc. acquisition and a $1.5 million decrease in personnel-related expenses. In our SS&T segment, selling, general and administrative costs decreased $0.1 million, primarily due to a $0.2 million decrease in professional fees.

Acquisition, Restructuring and Integration Expense

Acquisition, restructuring and integration expenses for the nine months ended September 30, 2023 were $12.7 million, approximately $9.7 million of which related to the costs associated with the integration of our new enterprise resource planning system, including internal and external costs related to post go-live system support and duplicative systems costs and $2.0 million of non-capitalizable costs associated with acquisitions and registration statements. During the nine months ended September 30, 2022, we incurred $8.7 million of acquisition, restructuring and integration expenses, of which approximately $3.7 million related to public-company preparedness costs, $2.9 million related to the integration of our new enterprise resource planning system and $1.6 million related to equity-funded startup costs.

Interest Expense, net

	Nine Months Ended September 30,
(Thousands)	2023	2022
Interest expense, net
Cash:
Term loan facility	$10,180	$1,020
Prior term loan facility	—	14,735
Prior term loan facility early termination fee	—	1,580
Revolving credit facility	2,841	—
Supply chain finance program	1,189	—
Prior ABL facility	—	2,414
Short-term related party debt	—	428
Subordinated related party debt	—	642
International trade finance lines	3,391	2,253
International notes payable	87	468
Other	3,003	784
Total cash interest	20,691	24,324
Non-cash:
Amortization of deferred financing costs	1,560	1,350
Write-off of deferred financing costs	—	4,296
Payments-in-kind interest	—	295
Capitalized interest	(1,035)	—
Total non-cash interest	525	5,941
Total interest expense, net	$21,216	$30,265

Interest expense, net for the nine months ended September 30, 2023 was $21.2 million compared to $30.3 million for the nine months ended September 30, 2022. The decrease is primarily due to lower cash interest of $3.6 million on our outstanding borrowings, as well as the $4.3 million of unamortized deferred financing fees associated with the termination of the prior term loan facility and prior ABL facility, and $1.6 million of early termination payments associated with the prior term loan facility that were incurred during the three months ended September 30, 2022. No such costs were incurred in the three months ended September 30, 2023. The decrease in cash interest is due to a decrease in the amount of outstanding term loans under the Term Loan Facility (as defined below) compared to the prior term loan facility that was in place during the prior year. This decrease was partially offset by interest on the outstanding revolving credit facility and supply chain finance program borrowings for the nine months ended September 30, 2023 compared to no such interest during the nine months ended September 30, 2022. Furthermore, during the nine months ended September 30, 2023, the Company capitalized approximately $1.0 million of interest costs associated with the build-out of our extract and ready-to-drink facility in Conway, Arkansas, while no such interest was capitalized during the nine months ended September 30, 2022.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the nine months ended September 30, 2023 resulted in recognition of $18.8 million of gains compared to recognition of $5.2 million of losses during the nine months ended September 30, 2022.

Income Tax Expense (Benefit)

Income tax benefit for the nine months ended September 30, 2023 was $3.3 million, resulting in an effective tax rate of (18.7%). The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets and permanent differences, including nontaxable income related to a change in the fair value of warrants. Income tax benefit for the nine months ended September 30, 2022 was $3.5 million, resulting in an effective tax rate of 13.0%.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 21, 2023. As of September 30, 2023, there have been no material changes to these estimates.

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

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (i) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (ii) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus the applicable margin. The Credit Agreement contains two financial covenants requiring the maintenance of a total net leverage ratio and an interest coverage ratio (the “Financial Covenants”). Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility range from 0.20% to 0.35% depending on the total net leverage ratio. At September 30, 2023, we had $45.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 9.0%, and the interest rate applicable to our Term Loan Facility was 9.2%, and we had $2.6 million of standby letters of credit outstanding.

On February 14, 2023, we entered into an Incremental Assumption Agreement and Amendment No. 1 to the Credit Agreement, which established a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million, proceeds of which may be used to fund capital expenditures related to our extract and ready-to-drink facility in Conway, Arkansas, or for general corporate purposes.

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

During the Covenant Relief Period, (i) the total net leverage ratio financial covenant will be (a) 5.00x for the test period ending June 30, 2023, (b) 5.25x for the test period ending September 30, 2023, (c) 5.50x for the test periods ending on or after December 31, 2023 to and including September 30, 2024, (d) 5.00x for the test period ending December 31, 2024 and (e) 4.50x for the test period ending March 31, 2025 and (ii) the applicable margin for any term SOFR rate loan will range from 2.50% to 3.75% and for any ABR loan will range from 1.50% to 2.75%, in each case depending on the total net leverage ratio. After the Covenant Relief Period, the total net leverage ratio financial covenant and the applicable margin for term SOFR rate loans and ABR loans will revert to the pre-amendment terms of the Credit Agreement. During and after the Covenant Relief Period, the minimum interest coverage ratio financial covenant will be 2.00x. As of September 30, 2023, we were in compliance with the Financial Covenants.

The Term Loan Facility requires quarterly principal payments during the first three years of approximately $2.2 million (1.25% of the original principal balance). Quarterly payments increase to approximately $3.3 million and $4.4 million (1.875% and 2.5% of the original principal balance) during the fourth and fifth years, respectively.

International Debt and Lending Facilities

On March 21, 2023, we entered into a $70 million working capital trade finance facility with multiple financial institutions through our subsidiary, Falcon Coffees Limited (“Falcon”). The facility replaced Falcon’s then existing working capital trade finance facility. The facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At September 30, 2023, there was $42.5 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of September 30, 2023.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) If no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days before the Quotation day; or (b) the most recent applicable Term SOFR (as of Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At September 30, 2023, there was $5.0 million of outstanding borrowings under the facility, which is recorded in long-term debt, net on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of September 30, 2023.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $8.5 million at September 30, 2023 and (b) a long-term note payable with a balance of $1.4 million at September 30, 2023. Additionally, Rwanda Trading Company maintains three short-term futures contract-backed lending facilities from international institutions with outstanding balances of $0.8 million, $0.7 million and $0.6 million at September 30, 2023.

Current and Long-Term Liquidity

Our liquidity needs are to fund operating expenses, meet debt service obligations, and fund both current and long-term investment activities, which include capital expenditures. We expect to use proceeds from the equity issuance in August

2023, cash from operations and borrowings available under the Credit Agreement, as amended, to fund our near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base, (iii) expanding geographically, (iv) funding accretive acquisitions, and (v) continuing to drive margin expansion.

A key component of our long-term growth strategy will be to complete the build-out of our extract and ready-to-drink manufacturing facility in Conway, Arkansas, which will utilize state-of-the-art equipment specifically designed to efficiently manufacture and package a wide range of beverages, such as canned or bottled cold brew coffees, lattes, assorted teas, and juice-based products.

We believe proceeds from the HF Investment, PIPE Investments and BBH Preemptive Rights, cash from operations and available borrowings under our Revolving Credit Facility and Delayed Draw Down Term Loan Facility will provide sufficient cash on-hand to complete the build-out. However, the Company will continuously evaluate its liquidity needs, and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund the Conway facility build-out or fund our acquisition strategy, we may delay the build-out of the Conway facility and/or modify the scope of the build-out and we may reprioritize our strategy to focus on organic growth opportunities, which may have an adverse impact on our ability to achieve our growth objectives.

Warrant Proceeds

As of September 30, 2023, we had 19,144,120 outstanding warrants to purchase 19,144,120 Common Shares, exercisable at an exercise price of $11.50 per share, which expire on the earliest to occur of August 26, 2027 (i.e. the five year anniversary of the Closing), redemption or liquidation. The exercise of warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Shares and the spread between the exercise price of the warrant and the price of our Common Shares at the time of exercise. For example, to the extent that the price of our Common Shares exceeds $11.50 per share, it is more likely that holders of our warrants will exercise their warrants. If the price of our Common Shares is less than $11.50 per share, it is unlikely that such holders will exercise their warrants. Even if our warrants are in the money, there can be no assurance that warrant holders will exercise their warrants prior to their expiration. Our Westrock Public Warrants under certain conditions, as described in their warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Westrock Private Placement Warrants are not redeemable so long as they are held by the Riverview Sponsor or its permitted transferees. As such, it is possible that we may never generate any or only very limited cash proceeds from the exercise of our warrants.

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

Redemptions of Series A Preferred Shares

After February 26, 2028 (i.e. the five-and-half year anniversary of the Closing), any holder of Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,511,922 Series A Preferred Shares remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.0 million. If Westrock was required by the holders to redeem a significant number of Series A Preferred Shares, Westrock may not have enough cash available (including through draws on its credit facility) for other purposes such as paying dividends on the Common Shares, repurchases of Common Shares, financing acquisitions or other expansions, paying employee incentives and executing its business strategy. An outflow of a significant amount of cash from Westrock as a result of redemptions of the Series A Preferred Shares may cause a deterioration in the financial condition of Westrock and our ability to pay our other obligations and/or execute our business strategy. The impact of such redemptions on Westrock will depend, among other things, on the financial condition of Westrock at the time of such redemptions, including the amount of available cash on hand and ability to draw on Westrock’s credit facilities or obtain other sources of financing, the business strategies and objectives of Westrock at that time and the magnitude of such redemptions. Additionally, we may reserve cash, refrain from pursuing other business objectives and/or direct cash away from other business objectives to ensure that we have sufficient available cash to satisfy holder redemptions and this may adversely affect our business and financial condition and ability to execute on our business strategy.

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

Future purchase obligations of $234.0 million as of September 30, 2023 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $6.0 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solution segment has an obligation to repurchase.

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

Capital expenditures for the nine months ended September 30, 2023 and 2022 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Nine months ended September 30, 2023	$113,594	$2,531	$1,533	$3,887	$121,545
Nine months ended September 30, 2022	$15,779	$2,099	$3,544	$1,544	$22,966

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 21, 2023.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses in our internal control over financial reporting, described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting, which remain outstanding as of September 30, 2023.

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

Remediation Plans

Westrock has taken and is taking certain measures to remediate the material weaknesses described above, including the following:

●	Hired additional accounting and IT personnel, including a new chief accounting officer hired in May 2021, a new technical accounting resource hired in April 2022, a new IT compliance resource hired in March 2023, and a new internal controls resource hired in April 2023 with the appropriate level of knowledge, training, and experience to improve our internal control over financial reporting and IT capabilities.

●	Developing and formalizing a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO Framework”). Entity level controls necessary to support management’s risk assessment and a process to evaluate the control environment in accordance with the COSO Framework were improved or implemented throughout 2023. Management is at various stages of designing or implementing additional controls that would further improve risk assessment.

●	Engaged a third party to assist in designing and implementing controls related to period-end financial reporting, segregation of duties and IT general controls.

●	Designed and implemented controls during the quarters ended June 30, and September 30, 2023 to formalize roles and review responsibilities to align with Westrock’s team’s skills and experience and designing and implementing controls over segregation of duties that include workflow automation and documentation, task reassignment, and policies and procedures enhancement around the preparation, review and oversight of account reconciliations and journal entries. Management is at various stages of designing and implementing other controls that would further enhance segregation of duties around month-end close procedures.

●	Designed and implemented formal accounting procedures and controls during the quarter ended September 30, 2023 that support Westrock’s period-end financial reporting process, including controls over close procedures workflow, the preparation, review and oversight of account reconciliations and journal entries, evaluation of internal information for disclosure, and controls to reconcile financial statement and disclosure information to source documentation. Management is in the initial stages of designing other controls that would further improve period-end financial reporting.

●	During the quarter ended September 30, 2023, enhanced policies and procedures related to the management and approval of (i) changes in our IT environment, including procedures to review changes in IT data and the configuration of systems, (ii) system implementations and projects to ensure adequate governance, development, change management, and implementation controls, (iii) security access, including policies and procedures to set up or remove users to our IT systems, (iv) periodic security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels, and (v) review of service organization reports and related end-user control considerations.

●	Designed and implemented IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing for most IT systems during the quarter ended September 30, 2023. Enhancements of IT general controls around remaining IT systems are in various stages of design and implementation.

The enhancements are expected to remediate the material weaknesses described above when each is fully implemented and operating effectively.

Changes in Internal Control Over Financial Reporting

As described above in the Remediation Plans section, there were changes during the quarter ended September 30, 2023, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c)

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Westrock Coffee Company
Date: November 9, 2023	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2023	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)