Form 10-K
period 2023-12-31
Westrock Coffee Co
filed 2024-03-15
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-41485

WESTROCK COFFEE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0977200 (I.R.S. Employer Identification No.)

4009 N. Rodney Parham Road, 3rd Floor, Little Rock, Arkansas (Address of principal executive offices)	72212 (Zip Code)

Registrant’s telephone number, including area code (501) 918-9358

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of common stock, par value $0.01 per share	WEST	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock, par value $0.01 per share	WESTW	The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2023 as reported on the Nasdaq Global Market, was $455.2 million.

As of March 1, 2024, the registrant had 88,033,917 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement related to the 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2023.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements including, but not limited to, the following statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future; our expectations regarding the build-out of the Conway, Arkansas facility and when it will begin commercial production; our expectations regarding capital expenditures; our future liquidity needs and access to capital; and our expectations regarding remediation of the material weaknesses in our internal control over financial reporting. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

•	our limited operating history;
•	the fact that we have incurred net losses in the past, may incur net losses in the future, and may not achieve profitability;
•	risks associated with operating a coffee trading business and a coffee exporting business;
•	the volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;
•	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;
•	deterioration in general macroeconomic conditions and/or decreases in consumer spending on discretionary items;

•	disruption in operations at any of our, our suppliers’ or our co-manufacturers’ production, distribution or manufacturing facilities or other loss of manufacturing capacity;
•	our inability to anticipate customer preferences and successfully develop new products;
•	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;
•	failure to retain key personnel or recruit qualified personnel;
•	our inability to hedge commodity risks;
•	consolidation among our distributors and customers or the loss of any key customer;
•	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;
•	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;
•	our inability to effectively manage the growth and increased complexity of our business;
•	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;
•	our inability to secure the additional capital needed to operate and grow our business;
•	our inability to successfully execute our remediation plans with regards to the material weaknesses in our internal control over financial reporting;
•	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;
•	a material failure, inadequacy or interruption of our information technology systems;
•	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;
•	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;
•	our inability to comply with the financial covenants in our credit agreement;
•	our inability to complete the construction of our new facility in Conway, Arkansas within the anticipated time frame or incurring additional expenses in the process;
•	our corporate structure and organization, which may prevent or delay attempts to acquire a controlling interest in the Company;
•

the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;

•

the impact of current global economic conditions, including those caused by economic slowdowns or recessions, changes in political, economic or industry conditions, global conflicts (including the ongoing conflicts in Europe, the Middle East and Latin America, inflation, the interest rate environment, U.S. government shutdowns, downgrades to the U.S. government’s sovereign credit rating or other conditions affecting the global financial and capital markets, and epidemic, pandemic or other health issues; and

•

other risks, uncertainties and factors set forth in Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

WESTROCK COFFEE COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

Our platform is built upon four fundamental pillars that position us as a leading provider of value-added beverage solutions and enable us to positively impact the coffee, tea, flavors, extracts, and ingredients ecosystems from crop to cup: (i) operate a transparent supply chain, (ii) develop innovative beverage solutions tailored to our customers’ specific needs, (iii) deliver a high quality and comprehensive set of products to our customers, and (iv) leverage our scaled international presence to serve our blue-chip customer base.

The Company operates three manufacturing facilities in Concord, North Carolina, one in North Little Rock, Arkansas, one in Richmond, California, one in Kigali, Rwanda, and one in Johor Bahru, Malaysia. We continue the build-out of our 524,000 square-foot extract and ready-to-drink facility (“RTD”) in Conway, Arkansas, which will be our eighth manufacturing facility, and one of the largest of its type in the United States. The Conway facility is expected to begin commercial production in 2024.

As of December 31, 2023, our operating structure consists of two reportable segments: Beverage Solutions and Sustainable Sourcing & Traceability (“SS&T”).

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

Recent Developments

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Significant Developments”, of this Annual Report on Form 10-K for information regarding significant developments in our business.

Competitive Strengths

In order to achieve our mission, we will utilize our competitive strengths and we will drive continued, sustainable growth and strong financial performance by executing on our growth strategies.

Innovative, value-added, and scalable beverage solutions provider. Our comprehensive solutions offering and strategic partnership approach make us a unique “brand-behind-the-brand,” which allows us to deliver value-added beverage solutions across multiple product categories and platforms to our customers. Our collaborative product development process starts with custom consumer insights targeted to our customers’ channel and consumer profiles and makes us a critical partner to foodservice and private label retail operators seeking new and innovative products. The ability to serve global foodservice operators through our international presence, responsible sourcing capabilities, and vertically integrated supply chain positions us as a global full-menu beverage solutions provider.

Our comprehensive line of products allows us to create any product platform in a multitude of packaging sizes and formats. Our skilled team has extensive experience working in blend matching and taste profiling, which allows us to match any coffee or tea blend or ready-to-drink beverage desired and maintain consistency of our products. This, along with our partnership approach with our customers, enhances our ability to drive beverage program profitability.

High growth and compelling liquid extract business. As Millennials and Gen Z enter their prime spending age, they will continue to drive major change within the coffee industry, with increased demand for cold coffee, liquid extracts, and premium away-from-home beverages compared to hot coffee beverages and carbonated soft drinks. As traditional fast-food restaurants and convenience stores compete to win back market share from current industry leaders, these restaurants and convenience stores need a partner to innovate and fulfill growing demand for cold coffee and other forms of liquid extracts globally.

As a leading partner to these restaurants and convenience stores, we believe we are capable of fulfilling innovation requirements and scaling quickly enough to meet demand. We are well positioned to support innovation demand from extract development through RTD fulfillment. Liquid Extracts is our highest growth product category that includes iced coffees, cold brew coffee, and RTD mixes, with cold coffee products experiencing the most significant growth. The segment comes with a significant channel diversification opportunity within the varied ingredients and cross-selling options driven by cold brew and RTD beverages.

Exceptional and highly experienced management team and culture of commitment. We have a highly experienced leadership team anchored by a growth-oriented culture and a deep bench of talent with strong business and operational experience. Our employees at all levels of our organization are passionate about addressing the needs of our stakeholders — from our farmer partners, to our customers, to our stockholders. Our company is full of people looking to make a difference in countless lives around the world. We consider everyone who touches Westrock coffee — from crop to cup — to be an equal contributor in our mission to produce great coffee and improve the industry as a whole. Our experienced and passionate executive team has helmed the acceleration of our growth and set our strategic direction, all underpinned by a purpose to become the world’s most competitive and innovative provider of beverage solutions in order to provide smallholder farmers and their families in developing countries the ability to advance their quality of life and economic well-being.

Purpose-driven mission that delivers measurable impact. We started Westrock with the belief that growth is an inevitable byproduct of investments in infrastructure, farmer development, supply chain and product innovation, and technological advancement, when coupled with exceptional personal service. We transform anonymous, disjointed supply chains into transparent, connected systems. Through economic empowerment and environmental accountability, we directly improve the lives of the people who bring our products to life. Paying fair prices, training farmers, and connecting them to customers with transparency leads to reinvestment in more sustainable, profitable farms. The value we create to improve lives accelerates symbiotically with our revenue and profits.

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

Significant customer value proposition. Our value proposition enables us to develop successful beverage solutions roadmaps, to provide product innovation, and to grow with our customers. Consumer and market insights comprise the foundation of our product innovation process and customer program recommendations. As a research-driven organization, we utilize our industry and consumer insights across our product development and sales processes. Our end-to-end solutions are based on a cross-functional sales team approach that starts with insights and innovation, leads to product and taste profile development, on to sourcing and risk management, production, final packaging and logistics delivery, and is supported with marketing and continued process and program refinement.

Growth Strategies

Extend and enhance product offerings through innovation. Product innovation is paramount to our success. As the brand-behind-the-brand, we expect to continue to create new categories while innovating current products and formats at scale. We believe the liquid extracts category is one of the best near-term product expansion opportunities as customer tastes continue to shift to cold brew and RTD offerings.

Expand our customer base. We seek to expand our blue-chip customer base to further penetrate our existing channels. Our new customer pipeline is organized and quantified through a detailed process that facilitates our cross-functional team’s efforts to grow our customer base.

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

Our Products

We are focused on building a brand-behind-the-brand platform supported by an organization with the capabilities to provide comprehensive value-added beverage solutions. Capitalizing on growing beverage categories and innovation, we offer a wide array of products that allow our customers to satisfy their customers’ changing tastes and preferences.

Our diversified product offering includes whole bean roast and ground coffee, as well as single service cups, food service iced tea, retail and food service hot tea, extract-based products, and our RTD beverage platform. These products reside in our Beverage Solutions segment.

We collaborate with customers from the consumer insights and product design phase of development through extract manufacture and end-of-the-line packaging. This approach makes us a valuable partner for our global customers to feed a constant pipeline of innovation into their business planning process, gives us a multi-year outlook far ahead of product launches and enables us to plan and deploy human resources and capital expenditures. Using this same platform, we are also able to toll produce for our customers.

As consumer preferences change and we integrate further as a key partner to our global customer base, we will continue to create new categories, innovate current products and formats at scale, and deliver the craft appeal across our offerings, with a baseline of the sustainable and better-for-you products that our customers are demanding.

Customer Channels

We seek to supply the world’s most iconic brands with the world’s most innovative coffee, tea, flavors, extracts, and ingredients products. As the brand-behind-the-brand, our long-tenured customers include blue-chip market leaders across the retail, restaurant and food service, convenience store and travel center, non-commercial account, CPG, and hospitality industries.

The mix of industries we serve provides a balance of in-home and out-of-home consumption. This diversification brings opportunities to leverage various products across industries and help us, regardless of shifting consumer patterns driving consumption at home or away, remain stable and balanced as a provider of the brand-behind-the-brand.

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

Responsible Sourcing Strategy. We define responsible sourcing as the purchase and processing of coffee and tea in a manner that is fair to the people who grow and handle it, their employees, peers, and environments. We are committed to continuing to increase our responsibly sourced coffee and tea purchases. We have built a global supplier assurance framework in partnership with assurance experts, and we audit our coffee supplier network for compliance with our Responsible Sourcing Policy. Additionally, all tea purchases are third-party certified and we are increasing purchases of second party verified and third party certified coffee.

Farmer Direct Verified®.  We seek to be the largest private label service provider in the world to enable digital traceability at scale from farm gate to the finished products across all beverage offerings. Our transparent sourcing program, Farmer Direct Verified® (“FDV”), provides transactional data throughout the supply chain. This, combined with multi-year trade relationships, enables deeper collaboration, enforces ethical practices in the supply chain, and lay a foundation to solve the sustainability issues of tomorrow. Communicating supply chain realities allows our customers to make informed decisions for their brands and leads to reinvestment in sustainable farms.

Raíz Sustainability. Raíz Sustainability is a proprietary third party-verified sustainable farming program. Raíz farmers receive training, services, and a $0.05 premium that makes their farms more environmentally sustainable and profitable. Raíz farmers also comply with internationally recognized standards for labor conditions, human rights, and environmental protection. Supply chain programs like Raíz allow us to spread sourcing risk across multiple partners, origins, quality types and farmer groups without giving up influence over matters material to our sourcing goals such as farmer livelihoods, yield improvements, and transparent data.

Raw Materials

Our primary raw materials are green coffee and tea. Green coffee is an exchange-traded commodity subject to price fluctuations. We purchase green coffee on a differential basis against the exchange price and on a negotiated flat-price basis.

The most common flat-priced coffee in our portfolio is Fairtrade USA-certified coffees. The pricing structure set up by Fairtrade USA offers the exporter price floor on an FOB Origin basis of $1.60 per pound for Washed processed coffees and $1.55 per pound for Natural processed coffees. Therefore, when the average price of green coffee per pound, or “C-Price,” plus the differential for the conventional quality in question is below the Fairtrade minimum pricing, then we pay a flat price equal to the Fairtrade minimum price. When the C-Price plus the differential for the conventional quality in question is higher than the Fairtrade minimum pricing, then we revert to a differential based pricing mechanism against the C-Price that mirrors our normal purchasing process.

Due to significant demand and limited supply, some origins, such as Sumatra and Ethiopia, will price their top grades of export beans on a flat price that is mostly divorced from the C-Price.

We purchase raw materials through importers and exporters who source green coffee and tea from multiple different countries of origin around the world.

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

Intellectual Property

We own several U.S. trademarks and service marks that have been registered (or for which applications have been filed) with the United States Patent and Trademark Office. The duration of trademark registrations varies; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. We believe our trademarks and service marks are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification. In addition, we own numerous registered domain names, and copyrights, trade secrets, proprietary technology, know-how, and other proprietary rights that are not registered.

Seasonality

The coffee and tea market is subject to some seasonal variations. Sales of hot coffee products are typically higher during the winter months compared to the summer months. Most of our customers define “coffee season” as September through February. However, sales of cold brew, iced tea and extract products from March through August helps mitigate the impact of this seasonality. In addition, the growing trend to “more than hot black coffee” is regulating seasonal variances.

Human Capital Management

As of December 31, 2023, we had 1,399 employees located around the globe, of which 1,084 employees were located in the United States. Of our employees located in the United States, 546 were hourly production employees. Our non-U.S. workforce of 315 employees was employed in Rwanda, Germany, Malaysia, South Korea, Peru, England and Ethiopia.

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

We believe our workforce is prepared to meet the needs of our customers and further the growth of our Company.

Regulatory Environment

As a leading manufacturer of coffee, tea, flavors, extracts, and ingredients, we comply with the Good Manufacturing Practices promulgated by the Food and Drug Administration (FDA) as part of our commitment to produce safe and high-quality beverage products. We are registered with the FDA, and we satisfy all legal and compliance requirements under the Food Safety Modernization Act (FSMA) and applicable state regulations. Our facilities are certified under the Global Food Safety Initiative (GFSI) schemes and operate under a Quality Management System to assure that we comply with all regulatory and customer requirements. Our quality management systems are periodically reviewed using an internal audit system to assure that our employees understand our commitment to food safety and high quality. We are also subject to the general industry requirements applicable to manufacturers, including the safety standards of the

Occupational Safety and Health Administration and the environmental standards of the Environmental Protection Agency.

In addition to regulatory compliance, our corporate compliance program is designed to assure that our business is conducted in accordance with the highest ethical standards. We regularly conduct training on such matters as the Foreign Corrupt Practices Act so that our employees understand what is expected of them and how to raise issues of concern.

Available Information

The Company’s website address is www.westrockcoffee.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC. Our Exchange Act filings can also be found at www.sec.gov.

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

Risks Related to Our Business

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

Our sales and distribution network requires a large investment to maintain and operate, and we rely on a limited number of production and distribution facilities. Our production capacity is currently concentrated in our Concord, North Carolina, North Little Rock, Arkansas, Richmond, California and Johor Bahru, Malaysia facilities, and will soon be supplemented by our planned production expansion at our new Conway, Arkansas facility. If we were to experience a prolonged disruption in the operation of these facilities due to damage from fire, natural disaster, power loss, labor shortages, or a failure of production equipment or information technology systems supporting our production processes, we may not have sufficient capacity at our other facilities to meet our customers’ demands. If demand increases more than we forecast, we will need to either expand our capabilities internally or acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take significant time to start production, which would have an adverse impact on our financial condition, results of operations and cash flows.

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

We have incurred net losses in the past, may incur net losses in the future, may not achieve or maintain profitability in the future, and fluctuations in our operating results make it difficult to project future results.

Our rapid growth makes it difficult for us to forecast our future operating results, which have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are beyond our control. In the years ended December 31, 2023, 2022 and 2021, we incurred net losses of $34.6 million, $55.5 million and $21.3 million, respectively. These losses could continue for the next several years as we expand our product offering and continue to scale our commercial operations by hiring additional personnel to improve the operations of our business and support public company compliance requirements, increasing our sales and marketing functions and expanding our manufacturing and distribution capabilities. If our products do not achieve sufficient market acceptance, our revenue growth rate may be slower than we expect, we may not be able to increase revenue enough to offset the increase in operating expenses resulting from investments, and we will not become profitable. Even if we are able to increase sales of our products, there can be no assurance that we will ever achieve or sustain profitability.

Any failure to retain key personnel or recruit qualified personnel could adversely impact our financial condition, results of operations and cash flow.

Our success depends on the contributions of key personnel and a consistent workforce, including production workers, support staff and executive team members. The competition for talent in the markets in which we compete is extremely high and candidates’ preferences and expectations are evolving. We must continue to recruit, retain, motivate and develop management and other employees sufficiently to maintain our current business and support our projected growth and strategic initiatives. This may require that we adapt to evolving labor conditions and make significant investments in our employees, including through coaching, training or other professional development activities. Activities related to identifying, recruiting, hiring and integrating qualified individuals require significant time and attention. We may also need to invest significant amounts of cash and equity to attract talented new employees, the returns on which we may never fully realize. In this competitive environment, our business could be adversely affected by increased labor costs, including wages and benefits, cost increases triggered by compensation-related regulatory actions concerning wages, worktime scheduling and benefits; increased healthcare and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the appropriate skill sets and increased wages, benefits and costs related to any public health issues (such as the COVID-19 pandemic). In addition, our wages and benefits programs may be insufficient to attract and retain talented employees.

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

We have a number of large national account customers and the loss of or reduction in sales to one or more of them would likely have a material adverse effect on our operating results. For the fiscal years ended December 31, 2023, 2022 and 2021, our top five customers accounted for approximately 39%, 37% and 35%, respectively, of our net sales. To the extent that we do not have written contracts with customers, they can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as they have in the past. Our customers may also take actions that we cannot control or anticipate, such as changing their business strategy or introducing products that may compete with ours.

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

Our business depends on our ability to satisfy our customers with our beverage products and their continued purchase of our products. Our customers generally have no obligation to continue or otherwise extend their purchasing, and there can be no assurance that our customers will continue or otherwise extend their purchasing for similar periods or for the same amount of our products.

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

Our accounts receivable represents a significant portion of our current assets and a substantial portion of our trade accounts receivables relate principally to a limited number of customers, increasing our exposure to bad debts and counterparty risk, which could potentially have a material adverse effect on our results of operations.

A significant portion of our trade accounts receivable are from five customers, which represented approximately 44% and 54% of our trade accounts receivable for the years ended December 31, 2023 and 2022, respectively. The concentration of our accounts receivable across a limited number of parties subjects us to individual counterparty and credit risk as these parties may breach our agreement, claim that we have breached the agreement, become insolvent and/or declare bankruptcy, thereby delaying or reducing our collection of receivables or rendering collection impossible altogether. Some of these parties use third-party distributors or do business through a network of affiliate entities which can make collection efforts more challenging and, at times collections may be economically unfeasible. Adverse changes in general economic conditions and/or contraction in global credit markets could lead to liquidity problems among our debtors. This could increase our exposure to losses from bad debts and have a materially adverse effect on our business, financial condition and results of operations.

Our estimated addressable market and our continued penetration and expansion into additional markets is subject to inherent challenges and uncertainties that could have a material adverse effect on our results of operations and future growth opportunities.

Our total addressable market in the United States is calculated based on an estimated percentage of households that purchase coffee products at least once per year, which we generally estimate based on internal and third-party market research, historical surveys and interviews with market participants, which is inherently imprecise. As a result, our addressable market, as well as our estimates relating to the size and expected growth of the markets in which we operate, our penetration of those markets and our expectations regarding future opportunities, are based on assumptions and estimates that may prove inaccurate and are subject to significant uncertainty. If our assumptions, estimates or expectations prove to be inaccurate, there could be a material adverse effect on our business, financial condition and results of operations.

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

A core part of our strategy is to grow through acquisitions. We currently are, and expect in the future to be, engaged in evaluating potential transactions. However, we may be unable to identify and consummate additional acquisitions, and we may incur significant transaction costs in seeking acquisitions that we do not complete. Furthermore, the identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not complete acquisitions on favorable terms, if at all. Such acquisitions may disrupt our ongoing business operations, divert management from their primary responsibilities, increase our expenses and subject us to increased regulatory requirements. In addition, we may not successfully integrate and manage businesses that we acquire or fully achieve anticipated cost savings and synergies from acquisitions in the timeframe we anticipate or at all and projections of the anticipated benefits of any acquisition can be negatively affected by intervening events beyond our control. There can be no assurance that we will successfully or efficiently integrate any businesses that we may acquire in the future, and the failure to do so could have a material adverse effect on our business, financial condition and operating results.

If we continue to grow rapidly, we may not be able to effectively manage the growth and increased complexity of our business and, as a result, our business, financial condition and operating results could suffer.

Our rapid growth has placed, and may continue to place, significant demands on our organizational, administrative and operational infrastructure, including manufacturing operations, supply chain, distribution capabilities, quality control, product development, regulatory support, customer service, sales force management and general and financial administration. We could also experience challenges in obtaining sufficient raw materials and manufacturing capacity to produce the products we sell, along with delays in production and shipments. As we continue to grow and potentially acquire other businesses, we will need to continue building our operational, financial and management controls as well as our reporting systems and procedures. Any enhancements, expansions and additions to our property, plant and equipment or workforce necessary to manage our growth could strain our resources, expose us to new legal risks in new jurisdictions, and cause operating difficulties. If we are unable to manage our growth and increased complexity effectively, we may be unable to execute our business plan, which could lead to a material adverse effect on our business, financial condition and operating results.

We are subject to U.S. and international laws and regulations that could adversely affect our business, including anti-corruption laws and trade controls laws, and noncompliance with such laws could subject us to criminal or civil liability.

We are subject to various federal, state, local and foreign laws that affect how we conduct our business, including the manufacturing, safety, sourcing, labeling, storing, transportation, marketing, advertising, distribution and sale of our products, our relations with distributors and retailers, and our employment, environmental, privacy, health and trade practices. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Any new laws and regulations or changes in existing laws or their interpretations, changes in international tax treaties or international trade policy, or the imposition of increased or new tariffs, quotas or trade barriers on key commodities, could result in increased compliance costs, capital expenditures, incremental investments and other financial obligations for us and our business partners, which could affect our profitability.

Our expanding international business will expose us to additional regulatory regimes, such as the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act 2010, the Malaysian Anti-Corruption Commission Act 2009, and other anti-corruption laws as well as trade control laws such as economic sanctions, customs and import laws, and export control laws and regulations. We have activities in jurisdictions that are perceived to present heightened risks of public corruption, and our operations in foreign countries may place us in contact with persons who may be considered “foreign officials” under the FCPA, resulting in greater risk of potential violations of the FCPA (or other applicable public corruption regimes). As we increase our international sales and business, our risks of non-compliance with the FCPA, other applicable anti-corruption or anti-bribery laws, and applicable trade control laws may increase. Although we have implemented policies and procedures designed to ensure that we, our employees and our intermediaries comply with these laws, there is no assurance that such policies or procedures will prevent illegal acts by our employees or intermediaries, or protect us against liability under the FCPA, other anti-corruption regimes, or trade sanctions laws.

Violations of these laws or regulations could have a material adverse effect on us, by imposing substantial financial penalties, significant operational limitations and reputational harm, diverting management’s attention and resources and incurring significant defense costs and other professional fees. Investigations of potential violations of these laws by local, state, federal or foreign authorities could also harm our reputation and have an adverse impact on our business, financial condition and results of operations.

Future litigation or disputes could lead us to incur significant liabilities or harm our reputation.

We have in the past and/or may in the future become subject to legal proceedings (including class actions), disputes, claims, investigations, regulatory proceedings, or similar actions that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial matters, employment claims brought by our employees, product liability, product labeling, public statements and disclosures under securities laws, antitrust, advertising, consumer protection and wage and hour laws. Further, state or federal regulators could make inquiries and/or conduct investigations with respect to one or more of our products. We are subject to risk and uncertainties related to liabilities, including damages, fines, penalties, and substantial legal and related costs, that may result from these claims and litigation. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost of, and ability to obtain, insurance in the future. Further, because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Any material legal proceedings (including class actions), disputes, claims, investigations, regulatory proceedings, or similar actions could have a material adverse effect on our business, results of operations, and financial condition. Our business reputation and our relationship with our customers, suppliers, and employees may also be adversely impacted by our involvement in legal proceedings.

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

We rely on information technology networks and systems and data processing (some of which are managed by third-party service providers) to market, sell and deliver our products, to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal information, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, to process and fulfill orders, for legal and marketing purposes and to comply with regulatory, legal and tax requirements. These information technology networks and systems may be vulnerable to data security and privacy threats, cyber and otherwise. Moreover, the risk of unauthorized circumvention of our security measures or those of third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers. Further, breaches experienced by other companies may also be leveraged against us. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that data security breaches do not occur. If our information technology networks and systems or data processing suffer damage, security breaches, vulnerabilities, disruption or shutdown, and we do not effectively resolve the issues in a timely manner, they could cause a material adverse impact to our business, reputation and financial condition.

Despite our efforts to protect our information technology networks, systems and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy or measures can address all possible security threats. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached or personal or confidential information could be otherwise compromised due to employee error or malfeasance. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as our products are more widely adopted, we continue to expand the features of existing products and introduce new products and we process, store, and transmit increasingly large amounts of personal and/or sensitive data.

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

The covenants in our Credit Facilities and our future levels of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.

As of December 31, 2023, we had outstanding total indebtedness of $279.0 million and $110.0 million of undrawn borrowings available under our Revolving Credit Facility (other than $2.6 million of standby letters of credit outstanding), and outstanding indebtedness under the Credit Agreement bears interest at a variable rate.

Any subsequent additions to our indebtedness or increases in market rate of interest increases could impact our financial flexibility due to increased cash flows required to make required interest and principal payments. Greater demands on our funds may limit our ability to invest in our growth, including inhibiting our ability to meet working capital requirements, make capital expenditures or fund acquisitions. Increased indebtedness may also limit our ability to adjust to rapidly changing market conditions, making us more vulnerable to general adverse industry and economic conditions, which could create a competitive disadvantage relative to our competitors.

The Credit Agreement contains various affirmative and negative covenants that may, subject to specified significant exceptions, restrict our ability, including specified material subsidiaries, to incur debt and our ability, including specified material subsidiaries, to, among other things, have liens on our property, merge or consolidate with any other person or sell or convey assets above a specified minimum threshold to any one person, and engage in sale-and-leaseback transactions depending on the characterization of the proceeds. Our ability, including specified material subsidiaries, to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants or make payments could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.

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

After February 26, 2028 (i.e. the five-and-half year anniversary of the Closing), any holder of Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,511,922 Series A Preferred Shares remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million. If Westrock was required by the holders to redeem a significant number of Series A Preferred Shares, Westrock may not have enough cash available (including through draws on its credit facility) for other purposes such as servicing its debt, paying dividends on the Common Shares, repurchases of Common Shares, financing acquisitions or other expansions, paying employee incentives and executing its business strategy. An outflow of a significant amount of cash from Westrock as a result of redemptions of the Series A Preferred Shares may cause a deterioration in the financial condition of Westrock and our ability to pay our other obligations and/or execute our business strategy. The impact of such redemptions on Westrock will depend, among other things, on the financial condition of Westrock at the time of such redemptions, including the amount of available cash on hand and ability to draw on Westrock’s credit facilities or obtain other sources of financing, the business strategies and objectives of Westrock at that time and the magnitude of such redemptions. Additionally, we may reserve cash, refrain from pursuing other business objectives and/or direct cash away from other business objectives to ensure that we have sufficient available cash to satisfy holder redemptions and this may adversely affect our business, financial condition and ability to execute our business strategy.

A change in the assumptions used to value our goodwill or other intangible assets, or the impairment of our goodwill or intangible assets, could negatively impact our financial condition and operating results.

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry, or economic trends, and/or any changes in key assumptions regarding our fair value. At December 31, 2023, we had $116.1 million of goodwill on our Consolidated Balance Sheets. Any negative industry or economic trends, such as rising costs due to persistent inflationary impacts, continued increases in interest rates, or other market, industry, or operational trends, and/or any changes in key assumptions could result in further impairment of our goodwill, which would negatively impact our reported results of operations.

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

Westrock has identified, and may in the future identify additional, material weaknesses in its internal control over financial reporting or fail to maintain effective internal control over financial reporting, which may result in material misstatements of Westrock’s consolidated financial statements or cause Westrock to fail to meet its periodic reporting obligations.

As further described in Item 9A of this Annual Report on Form 10-K, Westrock has identified material weaknesses in its internal control over financial reporting. As a result, management has concluded that, because of these material weaknesses, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2023. As further discussed in Item 9A of this Annual Report on Form 10-K, Westrock has taken and is taking certain measures to remediate the material weaknesses. Notwithstanding these measures or efforts, there is no assurance that any remediation efforts will ultimately have the intended effects. Additionally, these remediation measures, as well as testing and maintaining controls, are time consuming, result in Westrock incurring significant costs, and place significant demands on our financial and operational resources.

If we (i) fail to complete the remediation of these material weaknesses, or after having remediated such material weakness, thereafter fail to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, (ii) identify additional material weaknesses (iii) if Westrock’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting once it is no longer an emerging growth company or (iv) if Westrock is unable to conclude in our quarterly and annual reports that our disclosure controls and procedures are effective, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Continued or future failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will not conclude in the future that the existing material weaknesses continue to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.

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

As of December 31, 2023, Westrock’s directors and executive officers beneficially own, directly or indirectly, in the aggregate, approximately 33,210,832 shares of Common Shares, representing an aggregate of approximately 29.8% of the combined voting power of Westrock’s outstanding capital stock (excluding any Warrants, options or other securities exercisable for Common Shares). As a result, in addition to their day-to-day management roles, Westrock’s executive officers and directors are able to exercise significant influence on Westrock’s business as stockholders, including influence over election of members of the board of directors and the authorization of other corporate actions requiring stockholder approval.

Certain provisions in Westrock’s certificate of incorporation and bylaws, the Investor Rights Agreement and of Delaware law may prevent or delay attempts to acquire a controlling interest in Westrock, which could decrease the trading price of Common Shares.

Westrock’s certificate of incorporation and bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others, our classified board structure, the inability of our stockholders to call a special meeting, rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings, the right of our board of directors to issue preferred stock without stockholder approval, the inability of stockholders to remove directors without cause until the class to which such directors belong is declassified, the ability of our directors, not our stockholders, to fill vacancies on the board of directors and certain rights of the Series A Preferred shareholders.

On June 29, 2023, Westrock entered into the Amended and Restated Investor Rights Agreement (the “Amended and Restated Investor Rights Agreement”) with (i) Westrock Group, LLC, The Stephens Group, LLC, Sowell Westrock, L.P. and any affiliate of Joe T. Ford, Scott T. Ford, Witt Stephens, Jim Sowell or their respective families that becomes an owner of any shares of Westrock’s common stock from another WCC Investor and becomes a party to the Amended and Restated Investor Rights Agreement, so long as such person remains an affiliate of Joe T. Ford, Scott T. Ford, Witt Stephens, Jim Sowell or their families (the “WCC Investors”), (ii) BBH Capital Partners V, L.P., BBH Capital Partners V-A, L.P., BBH CPV WCC Co-Investment LLC, and any controlled affiliate of Brown Brothers Harriman & Co. (the “BBH Investors”) that becomes an owner of any shares of Westrock’s common stock or the Series A Convertible Preferred Stock from another BBH Investor and becomes a party to the Amended and Restated Investor Rights Agreement, so long as such person remains a controlled affiliate of Brown Brothers Harriman & Co., (iii) Riverview Sponsor Partners, LLC and any controlled affiliate of Brad Martin that becomes an owner of any shares of Westrock’s common stock from another RVAC Investor and becomes a party to the Amended and Restated Investor Rights Agreement, so long as such person remains an affiliate of Brad Martin (the “RVAC Investors”) and (iv) HF Direct Investments Pool, LLC and any controlled affiliate of HF Capital, LLC that becomes an owner of any shares of Westrock’s common stock from another HF Investor and becomes a party to the Amended and Restated Investor Rights Agreement, so long as such person remains an affiliate of HF Capital, LLC (the “HF Investors” together with the WCC Investors, BBH Investors and RVAC Investors, the “Investor Parties”). The Amended and Restated Investor Rights Agreement contains certain provisions that may prevent or delay attempts to acquire a controlling interest in Westrock, including board designation and other approval rights of the Investor Parties.

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

Westrock is an “emerging growth company,” as defined in the JOBS Act. For as long as Westrock continues to be an emerging growth company, Westrock may take advantage of exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies. It is unclear whether investors will find Common Shares less attractive because Westrock may rely on these exemptions. If some investors find Common Shares less attractive as a result, there may be a less active trading market for Common Shares, and Westrock’s stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Westrock has elected to avail itself of this exemption from new or revised accounting standards. As a result, Westrock’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates, and Westrock will incur additional costs in connection with complying with the accounting standards applicable to public companies at such time or times as they become applicable to Westrock.

Any proceeds that we may receive from the exercise of the Warrants is highly dependent on the price of our Common Shares.

As of December 31, 2023, we had 19,144,120 outstanding warrants to purchase 19,144,120 Common Shares (the “Warrants”), exercisable at an exercise price of $11.50 per share, which expire on the earliest to occur of August 26, 2027 (i.e. the five year anniversary of the Closing), redemption or liquidation. The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Shares and the spread between the exercise price of the Warrant and the price of our Common Shares at the time of exercise. For example, to the extent that the price of our Common Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the price of our Common Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. Even if our warrants are in the money, there can be no assurance that warrant holders will exercise their warrants prior to their expiration. Our Westrock Public Warrants under certain conditions, as described in their warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Westrock Private Placement Warrants are not redeemable so long as they are held by the Riverview Sponsor Partners, LLC or its permitted transferees. As such, it is possible that we may never generate any or only very limited cash proceeds from the exercise of our warrants.

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

Our primary raw material green coffee is an exchange-traded agricultural commodity that is subject to price fluctuations, depending on a variety of factors, including outside speculative influences such as indexed and algorithmic commodity funds, climate patterns in coffee-producing countries, economic and political conditions affecting coffee-producing countries such as unrest and armed conflict, foreign currency fluctuations, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, acts of terrorism, pandemics or other disease outbreaks, government actions and trade barriers or tariffs, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by otherwise limiting coffee supplies.

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

In addition to green coffee, our other commodity inputs are also exposed to the risk of cost fluctuations. These inputs include tea, spices, sugar, dairy and the materials used in our packaging, such as carton board and plastic. Although these commodities are available from a number of sources, we have very little control over the factors that can influence the prices we pay, including economic and political conditions, foreign currency fluctuations, transportation and storage costs, export restrictions, weather conditions and global climate patterns, and natural disasters (including floods, droughts, frosts, earthquakes and hurricanes). Changes in the prices we pay may take place on a monthly, quarterly or annual basis depending on the product and supplier. We do not purchase any derivative instruments to hedge cost fluctuations in these other commodities like we do with respect to green coffee, but we may do so in the future. As a result, to the extent we are unable to pass along such costs through price increases, our margins and profitability will decrease. High and volatile commodity prices can also place more pressures on short-term working capital funding. Additionally, if as a result of these factors, we are unable to obtain these commodities, we may not be able to fulfill the demand for our products, which could have an adverse impact on our business and financial results.

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

Selling products for human consumption involves inherent legal risks. Our success depends on our ability to provide customers with high-quality products and service. Although we take measures to ensure that we sell only fresh products, we have no control over our products once they are purchased by our customers. Additionally, clean water is critical to the preparation of coffee, tea and other beverages, and we have no ability to ensure that our customers use a clean water supply to prepare these beverages. Instances or reports of food safety issues involving our products, whether or not accurate, such as unclean water supply, food or beverage-borne illnesses, tampering, contamination, mislabeling, or other food or beverage safety issues, including due to the failure of our third-party co-packers to maintain the quality of our products and to comply with our product specifications, could damage the value of our brands, negatively impact sales of our products, and potentially lead to product recalls, production interruptions, product liability claims, litigation or damages. We maintain product liability insurance coverage in amounts we believe to be adequate. However, we cannot assure stockholders that we will not incur claims or liabilities that exceed the amount of our insurance coverage. A significant product liability claim (whether or not successful), a product liability judgment against us or a widespread product recall or the damage to our reputation resulting therefrom could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

Risks Related to General Economic and Other Conditions

Our business, revenue and profits and the businesses of our suppliers and our customers depend on the level of customer spending for discretionary items, which is sensitive to general economic conditions and other factors.

Our products are discretionary items for end-use customers, and customer demand is highly sensitive to changes in overall economic, political and other conditions that impact consumer confidence and spending. Global economic forces and conditions beyond our control affect our business both directly and indirectly through the business of our suppliers and our customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, inflation, interest rates, energy costs (including the price of gasoline), tax rates in the markets where our products are sold to end-use customers, global conflicts, natural disasters, climate change, acts of terrorism and public health issues (such as the COVID-19 pandemic, which had a material impact on our financial condition in fiscal years 2020 and 2021). For example, in response to the COVID-19 pandemic, the response and restrictive measures taken around the country (e.g., travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns) to contain the spread of the virus adversely affected our business by, among other things, constraining our workforce and operations and the operations of our customers, vendors and suppliers. Consumers also have discretion as to where to spend their disposable income and may choose to forgo our products or purchase other items. As global economic and other conditions continue to be volatile, and economic uncertainty remains, trends in consumer discretionary spending and levels of disposable income remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our products, decreased prices, increased costs to make sales, and harm to our business and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Material risks of cybersecurity threats are integrated into the Company’s overall risk management program and managed across the Company, utilizing internal and third-party expertise. To protect our information systems from a cybersecurity threat, certain tools have been implemented within our IT network to help prevent, identify, detect, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. The Company also leverages the services and tools of a third-party cybersecurity firm to identify, prioritize, assess, mitigate and remediate reasonably foreseeable cybersecurity risks and threats.

To identify, detect and respond to a cybersecurity incident, we conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing, perform incident response capability reviews and exercises, conduct employee training, monitor emerging laws and regulations related to data protection and information security (including intellectual property) and implement appropriate changes. The Company has implemented a cybersecurity incident response plan that outlines the Company’s process for preparing for a cybersecurity incident, detecting, analyzing, containing, eradicating and recovering from such incident, and provides guidance for post-incident analysis. Additionally, we have established a Cyber Incident Committee that is comprised of leadership across the Company’s finance, legal, accounting, internal audit and IT organizations to provide guidance and monitor overall company cybersecurity.

When a cybersecurity incident occurs, the Company prioritizes responding to and containing the threat and minimizing any business impact as appropriate. Each incident is evaluated, to determine the operational and financial significance, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact. An incident that reaches a specific level of severity is reported to the Cyber Incident Committee within pre-determined time frames. In such instance, the Cyber Incident Committee monitors the incident through resolution and post-incident analysis.

For a discussion of cybersecurity risks or the impact of previous cybersecurity incidents and how they have materially affected us or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see Item 1A. Risk Factors “Risks Related to Our Business”, which are incorporated by reference into this Item 1C.

Governance

The Company’s board of directors is responsible for overseeing the Company’s risk management program and has designated its Audit & Finance Committee with specific responsibility for overseeing cybersecurity risks, among other risks. The Company’s cybersecurity organization is led by our Director of Information Security (“DOIS”), who is responsible for assessing and managing material risks that result from cybersecurity threats, and reports to the Senior Vice President and Chief Information Officer (“CIO”). The CIO and the Audit & Finance Committee monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including regular communication with our DOIS and regular communication with and reporting from an outsourced third party cybersecurity firm and operation of the Company’s cybersecurity incident response plan, which includes escalation to the Cyber Incident Committee.

Our DOIS has nearly a decade of experience within cybersecurity functions and his skillset includes security architecture and engineering, incident response and penetration testing. Our CIO joined the Company in 2023 and most recently served as CIO and VP at another large organization where he built a high-performing, global, collaborative IT team to focus on digitization, M&A, analytics and cybersecurity and has held other vital IT positions over the course of his career.

The Audit & Finance Committee regularly reviews our cybersecurity program with our CIO and management and reports to the Board of Directors. Cybersecurity reviews by the Audit & Finance Committee generally occur annually, or more frequently as determined to be necessary or advisable. Additionally, on a quarterly basis, members of the Audit & Finance Committee receive updates from our CIO regarding matters of cybersecurity, including, but not limited to, information on new and/or existing cybersecurity risks and management’s response to such risks, cybersecurity and data privacy incidents, if any, and status on key information security initiatives.

Item 2. Properties

The following table summarizes the principal properties used by Westrock in connection with its roasting, manufacturing, and distribution operations, by segment as of December 31, 2023.

	Approximate Size
Location	in Square Feet	Purpose	Owned / Leased	Segment
Concord, NC (Main)	256,000	Roasting, Manufacturing, Distribution	Owned	Beverage Solutions
Concord, NC (West Winds)	49,000	Manufacturing	Owned	Beverage Solutions
Concord, NC (Commercial Park)	110,000	Manufacturing	Owned	Beverage Solutions
North Little Rock, AR (Gregory)	133,000	Distribution	Leased	Beverage Solutions
North Little Rock, AR (Collins)	85,000	Roasting, Manufacturing	Owned	Beverage Solutions
Conway, AR	524,000	Manufacturing, Distribution(1)	Owned	Beverage Solutions
Conway, AR	530,000	Distribution(2)	Leased	Beverage Solutions
Richmond, CA	48,530	Manufacturing, Distribution	Leased	Beverage Solutions
Kigali, Rwanda	64,000	Manufacturing, Export	Owned	SS&T
Johor Bahru, Malaysia	92,000	Roasting, Manufacturing	Leased	Beverage Solutions
(1)	- The Company is currently completing the build-out of this facility, which is expected to begin commercial production in 2024.
(2)	- The accounting lease commencement date occurred in January 2024.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock and publicly traded warrants are listed on the Nasdaq Global Market under the symbols “WEST” and “WESTW”, respectively. As of March 1, 2024, there were 22 holders of record of our Common Shares and 1 holder of record of our Public Warrants, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Dividend Policy

We have not declared or paid any dividends on our Common Shares as of December 31, 2023. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Stock Performance Graph

The following graph shows the cumulative total shareholder returns for our Common Shares from August 29, 2022 through December 31, 2023, relative to the performance of the Nasdaq Composite Total Return (broad market comparison), the S&P 500 (broad market comparison) and the S&P Food and Beverage Select Industry Index (line of business comparison). The graph assumes $100 was invested in the Company’s Common Shares and each of the indices listed above on August 29, 2022 (and all dividends, if any, were reinvested).

Cumulative Total Stockholder Returns

Based on Investment of $100.00 Beginning on August 29, 2022

	8/29/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Westrock Coffee Company	$100.00	$89.75	$116.07	$106.33	$94.43	$76.97	$88.69
NASDAQ Composite	100.00	88.06	87.37	102.26	115.61	111.06	126.37
S&P 500	100.00	89.11	95.85	103.04	112.04	108.38	121.05
S&P Food & Beverage Select Industry Index	100.00	88.89	96.87	99.38	98.53	92.82	98.96

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2023, there was no share repurchase activity made by or on behalf of the Company.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at December 31, 2023 and 2022 and our results of operations for each of the years in the three-year period ended December 31, 2023. The purpose of this Item 7 is to focus on material information relevant to an assessment of our financial condition and results of operations that is not otherwise apparent from the consolidated financial statements and footnotes. This discussion should be read in conjunction with the disclosure regarding “Forward-Looking Statements” as well as the risks discussed under Part I, Item 1A “Risk Factors”, and our consolidated financial statements and notes thereto included under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

In connection with the closing of our de-SPAC merger transaction (the “Transaction”) with Riverview Acquisition Corp. (“Riverview”), the Company converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”) and changed its corporate name from “Westrock Coffee Holdings, LLC” to “Westrock Coffee Company.”

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

Adjusted EBITDA

We refer to EBITDA and Adjusted EBITDA in our analysis of our results of operations, which are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). While we believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure, we also believe that EBITDA and Adjusted EBITDA are important non-GAAP supplemental measures of operating performance as they contribute to a meaningful evaluation of the Company’s future operating performance and comparisons to the Company’s past operating performance. Additionally, we use these non-GAAP financial measures in evaluating the performance of our segments, to make operational and financial decisions and in our budgeting and planning process. The Company believes that providing these non-GAAP financial measures to investors helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance.

We define “EBITDA” as net income (loss), as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before equity-based compensation expense and the impact, which may be recurring in nature, of transaction, restructuring and integration related costs, including management services and consulting agreements entered into in connection with the acquisition of S&D Coffee, Inc., impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain costs specifically excluded from the calculation of EBITDA under our material debt agreements, such as facility start-up costs, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, and other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Adjusted EBITDA are important supplemental measures to net (loss) income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants.

Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should be viewed in addition to, and not be considered as alternatives for, net income (loss) determined in accordance with GAAP. Further, our computations of EBITDA and Adjusted EBITDA may not be comparable to that reported by other companies that define EBITDA and Adjusted EBITDA differently than we do.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(Thousands)	2023	2022	2021
Net loss	$(34,567)	$(55,461)	$(21,308)
Interest expense	29,157	35,497	32,549
Income tax expense (benefit)	(6,358)	111	(3,368)
Depreciation and amortization	26,584	24,210	25,501
EBITDA	14,816	4,357	33,374
Transaction, restructuring and integration expense	14,557	13,169	8,835
Change in fair value of warrant liabilities	(10,207)	29,675	—
Management and consulting fees (S&D Coffee, Inc. acquisition)	556	3,868	6,382
Equity-based compensation	8,708	2,631	1,223
Conway extract and ready-to-drink facility start-up costs	11,698	—	—
Mark-to-market adjustments	(104)	3,502	(3,585)
Loss on disposal of property, plant and equipment	1,153	935	243
Other	3,904	1,916	702
Adjusted EBITDA	$45,081	$60,053	$47,174

Beverage Solutions	41,624	53,951	41,468
Sustainable Sourcing & Traceability	3,457	6,102	5,706
Total of Reportable Segments	$45,081	$60,053	$47,174

Significant Developments

Select Milk Joint Venture

On February 15, 2024, the Company entered a non-binding letter of intent with Select Milk Producers (“Select Milk”) to establish a joint venture that will construct and operate an extended shelf life and aseptic multi-serve bottle line facility to be co-located at Select Milk’s factory in Littlefield, Texas. Westrock will produce and provide the joint venture with coffee extract from its extract and ready-to-drink facility in Conway, Arkansas and Select Milk will provide the joint venture with milk from its Littlefield facility. The Company and Select Milk expect to ship the first product from these lines in the first quarter of 2026.

Convertible Notes Offering

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”). The Convertible Notes will be unsecured and senior obligations of the Company and will accrue interest at a rate of 5.00% per annum.

The purchasers of the Convertible Notes are Westrock Group, LLC (a holder of more than 5% of the outstanding Common Shares and an affiliate of Scott Ford, the Company’s Chief Executive Officer and a member of the board of directors of the Company), Wooster Capital, LLC (an affiliate of Joe Ford, chairman of the board of directors), an affiliate of The Stephens Group, LLC (a holder of more than 5% of the outstanding Common Shares), an affiliate of Sowell Westrock, L.P. (a holder of more than 5% of the outstanding Common Shares), HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), an affiliate of the Herbert Hunt family and an individual investor. The offer and sale of the Convertible Notes was authorized and approved unanimously by the Audit & Finance Committee of the board of directors in accordance with the Company’s Related Party Transactions Policy. See Note 23 to our Consolidated Financial Statements for additional discussion related to the Convertible Notes offering.

Credit Agreement Amendment

On February 14, 2023, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “First Amendment”) to its Credit Agreement, which established a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million. In January 2024, the Company borrowed the $50.0 million available to it under the terms of the Delayed Draw Term Loan Facility.

On February 15, 2024, Westrock Beverage Solutions, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “Borrower”), entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement. The Third Amendment modified the existing covenant relief period (the “Covenant Relief Period”), which commenced on June 30, 2023 and will end on the earlier to occur of (i) April 1, 2026 and (ii) any date following June 30, 2024, on which the borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions. During the Covenant Relief Period, the Company’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments will be more limited. The Third Amendment permits the Company to issue convertible notes, including the Convertible Notes.

During the Covenant Relief Period, the applicable margin for any term SOFR rate loan will range from 3.00% to 4.00% and for any ABR loan will range from 2.00% to 3.00%, in each case depending on the secured net leverage ratio. After the Covenant Relief Period, the applicable margin for any term SOFR rate loan will range from 2.00% to 3.00% and for any ABR loan will range from 1.00% to 2.00%, in each case depending on the secured net leverage ratio. The Credit Agreement, as amended, requires the Borrower to maintain compliance with (i) a secured net leverage ratio at levels ranging from 4.50:1.00 to 6.25:1.00 and stepping down to 4.50:1.00 by April 2026 and (ii) an interest coverage ratio of at least 1.50:1.00 on and prior to September 30, 2025 and at least 2.00:1.00 on December 31, 2025 and thereafter. The Credit Agreement, as amended, also includes (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan.

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

On August 3, 2023, the Company closed the HF Investment and PIPE Investments, issuing 10,000,000 Common Shares, receiving aggregate gross proceeds of $100.0 million.

In connection with the HF Investment, the HF Investor and the current parties to that certain Investor Rights Agreement, dated April 4, 2022 (the “Investor Rights Agreement”), by and among the Company, affiliates of Brown Brothers Harriman & Co. (the “BBH Investors”), and the other parties thereto entered into an amendment and restatement of the Investor Rights Agreement (the “Amended and Restated Investor Rights Agreement”), which became effective upon closing of the HF Investment. Among other things, the Amended and Restated Investor Rights Agreement amended the

Investor Rights Agreement to provide the HF Investor with the right to designate one (1) director to Class II of the board, subject to the HF Investor (together with certain affiliates) owning at least 5% of the capital stock of the Company and the other terms and conditions set forth therein. As of the date of this Annual Report on Form 10-K, the HF Investor has not exercised the right to designate a director to the board.

The HF Investment and PIPE Investments were subject to the potential exercise of preemptive rights (the “BBH Preemptive Rights”) of the BBH Investors to subscribe up to their pro-rata ownership of the capital stock of the Company, under the terms of the Investor Rights Agreement. On July 24, 2023, the BBH Investors exercised the BBH Preemptive Rights to purchase approximately 1.9 million Common Shares at a purchase price per share of $10.00, under the terms of the Investor Rights Agreement. On August 7, 2023, the Company sold and issued the Common Shares to the BBH Investors, receiving aggregate gross proceeds of approximately $18.8 million.

Acquisition of Bixby Roasting Co.

On February 28, 2023, the Company completed the acquisition of Bixby Roasting Co. (“Bixby”), a specialty-grade roaster that is a leader in the emerging influencer-led brand space. The acquisition allows Westrock to continue to expand its product marketing and development resources as it capitalizes on shifting consumer consumption trends.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Year Ended	% of	Year Ended	% of
(Thousands)	December 31, 2023	Revenues	December 31, 2022	Revenues
Net Sales	$864,714	100.0%	$867,872	100.0%
Costs of sales	724,856	83.8%	715,107	82.4%
Gross profit	139,858	16.2%	152,765	17.6%

Selling, general and administrative expense	144,577	16.7%	129,985	15.0%
Transaction, restructuring and integration expense	14,557	1.7%	13,169	1.5%
Loss on disposal of property, plant and equipment	1,153	0.1%	935	0.1%
Total operating expenses	160,287	18.5%	144,089	16.6%
Income (loss) from operations	(20,429)	(2.4)%	8,676	1.0%

Other (income) expense
Interest expense	29,157	3.4%	35,497	4.1%
Change in fair value of warrant liabilities	(10,207)	(1.2)%	29,675	3.4%
Other, net	1,446	0.2%	(1,146)	(0.1)%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	(40,825)	(4.7)%	(55,350)	(6.4)%
Income tax expense (benefit)	(6,358)	(0.7)%	111	0.0%
Equity in (earnings) loss from unconsolidated entities	100	0.0%	—	0.0%
Net loss	$(34,567)	(4.0)%	$(55,461)	(6.4)%
Net income (loss) attributable to non-controlling interest	15	0.0%	(276)	(0.0)%
Net loss attributable to shareholders	(34,582)	(4.0)%	(55,185)	(6.4)%
Accretion of Series A Convertible Preferred Shares	(161)	(0.0)%	(1,316)	(0.2)%
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	—	0.0%	(2,870)	(0.3)%
Common equivalent preferred dividends	—	0.0%	(4,380)	(0.5)%
Accumulating preferred dividends	—	0.0%	(13,882)	(1.6)%
Net loss attributable to common shareholders	$(34,743)	(4.0)%	$(77,633)	(8.9)%

The following table sets forth selected financial information of our reportable segments for the year ended December 31, 2023 and 2022:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2023	$722,865	$146,911	$(5,062)	$864,714
2022	685,303	207,579	(25,010)	867,872
Segment Costs of Sales:
2023	596,966	127,890	n/a	724,856
2022	544,611	170,496	n/a	715,107
Segment Gross Profit:
2023	125,899	13,959	n/a	139,858
2022	140,692	12,073	n/a	152,765
Segment Adjusted EBITDA:
2023	41,624	3,457	n/a	45,081
2022	53,951	6,102	n/a	60,053
Segment Adjusted EBITDA Margin:
2023	5.8%	2.4%	n/a	5.2%
2022	7.9%	3.3%	n/a	6.9%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Net Sales

Net Sales from our Beverage Solutions segment were $722.9 million for the year ended December 31, 2023, compared to $685.3 million for the year ended December 31, 2022, an increase of 5.5%. The increase was primarily due to a $49.9 million increase in the sale of flavors, extracts and ingredients products, driven by a 16.0% increase in flavors, extracts and ingredients volumes, partially offset by a $10.4 million decrease in the sale of coffee and tea products, driven by a 9.0% decrease in roast and ground coffee volumes and a 5.6% decrease in tea volumes. Single serve cup volumes increased 2.7% during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Net Sales from our SS&T segment totaled $141.8 million, net of intersegment revenues, during the year ended December 31, 2023, decreasing 22.3% compared to $182.6 million, net of intersegment revenues, during the year ended December 31, 2022. The decrease is driven by a 20.6% decrease in sales volume, as a result of a decrease in customer demand.

Costs of Sales

In our Beverage Solutions segment, costs of sales increased $52.4 million to $597.0 million for the year ended December 31, 2023, from $544.6 million for the year ended December 31, 2022. The increase in costs of sales was primarily driven by an increase in costs related to the acquisition of Kohana, increases in materials costs and an increase in flavors, extracts and ingredients volumes for the year ended December 31, 2023 compared to the year ended December 31, 2022.

In our SS&T segment, costs of sales decreased $42.6 million to $127.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease is primarily due to a 20.6% decrease in green coffee sales volume. Costs of sales for the year ended December 31, 2023 included $0.1 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $3.5 million of net unrealized losses on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory for the year ended December 31, 2022.

Selling, General and Administrative Expense

	Year Ended December 31,
	2023		2022
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$134,542	18.6%	$119,938	17.5%
Sustainable Sourcing & Traceability	10,035	7.1%	10,047	5.5%
Total selling, general and administrative expense	$144,577	16.7%	$129,985	15.0%

Total selling, general and administrative expense in our Beverage Solutions segment increased $14.6 million to $134.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase is primarily due to an $11.7 million increase in expenses associated with the start-up of our extract and ready-to-drink facility in Conway, Arkansas and a $6.1 million increase in equity-based compensation costs, partially offset by a $3.3 million decrease in management and consulting fees associated with the S&D Coffee, Inc. acquisition, for the year ended December 31, 2023 compared to the year ended December 31, 2022. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the year ended December 31, 2022.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expense for the year ended December 31, 2023 were $14.6 million, $10.5 million of which related to the costs associated with the integration of our new enterprise resource-planning system, including internal and external costs related to go-live system support and duplicative systems costs and $2.5 million of non-capitalizable costs associated with acquisitions and registration statements. During the year ended December 31, 2022, we incurred $13.2 million of transaction, restructuring and integration expenses, $5.3 million of which related to the integration of the acquired S&D business onto our enterprise resource planning system and $5.6 million of which related to public-company preparedness costs.

Interest Expense

	Year Ended December 31,
(Thousands)	2023	2022
Interest expense
Cash:
Term loan facility	$13,334	$3,642
Prior term loan facility	—	14,735
Prior term loan facility early termination fee	—	1,580
Revolving credit facility	5,221	—
Supply chain finance program	2,965	—
Prior ABL facility	—	2,414
Short-term related party debt	—	428
Subordinated related party debt	—	642
International trade finance lines	4,537	3,465
International notes payable	273	681
Other	2,475	1,593
Total cash interest	28,805	29,180
Non-cash:
Amortization of deferred financing costs	3,517	1,726
Write-off of deferred financing costs	—	4,296
Payments-in-kind interest	—	295
Capitalized interest	(3,165)	—
Total non-cash interest	352	6,317
Total interest expense	$29,157	$35,497

Interest expense for the year ended December 31, 2023 was $29.2 million compared to $35.5 million for the year ended December 31, 2022. The decrease is primarily due to $4.3 million of unamortized deferred financing costs associated with the termination of the prior term loan facility and prior ABL facility, and $1.6 million of early termination payments associated with the prior term loan facility that were incurred during the year ended December 31, 2022. No such costs were incurred during the year ended December 31, 2023. This decrease was partially offset by $5.2 million in interest on the outstanding revolving credit facility and $3.0 million in interest on our supply chain finance program borrowings for the year ended December 31, 2023 compared to no such interest during the year ended December 31, 2022. Furthermore, during the year ended December 31, 2023, the Company capitalized approximately $3.2 million of interest costs associated with the build-out of our extract and ready-to-drink facility in Conway, Arkansas, while no such interest was capitalized during the year ended December 31, 2022.

Change in Fair Value of Warrant Liabilities

Warrant liabilities are adjusted to fair value at each reporting period, with any change in fair value recognized in the Consolidated Statement of Operations. The change in fair value of warrant liabilities for the year ended December 31, 2023 resulted in recognition of $10.2 million of gains compared to recognition of $29.7 million of losses during the year ended December 31, 2022.

Income Tax Expense (Benefit)

Income tax benefit for the year ended December 31, 2023 was $6.4 million, resulting in an effective tax rate of 15.6%. Our income tax benefit for the year ended December 31, 2023 is primarily comprised of federal and state benefits, at statutory rates, of $9.4 million and $2.1 million of tax benefit resulting from the change in fair value of warrants, offset by $4.4 million of expense related to increases in the valuation allowance against our deferred tax assets.

Income tax expense for the year ended December 31, 2022 was $0.1 million, resulting in an effective tax rate of (0.2%). Our income tax expense for the year ended December 31, 2022 is primarily comprised of federal and state benefits, at statutory rates, of $13.1 million, offset by $6.2 million of tax expense resulting from the change in fair value of warrants and $7.3 million of expense related to increases in the valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Year Ended	% of	Year Ended	% of
(Thousands)	December 31, 2022	Revenues	December 31, 2021	Revenues
Net Sales	$867,872	100.0%	$698,144	100.0%
Costs of sales	715,107	82.4%	552,721	79.2%
Gross profit	152,765	17.6%	145,423	20.8%

Selling, general and administrative expense	129,985	15.0%	128,506	18.4%
Transaction, restructuring and integration expense	13,169	1.5%	8,835	1.3%
Loss on disposal of property, plant and equipment	935	0.1%	243	0.0%
Total operating expenses	144,089	16.6%	137,584	19.7%
Income (loss) from operations	8,676	1.0%	7,839	1.1%

Other (income) expense
Interest expense	35,497	4.1%	32,549	4.7%
Change in fair value of warrant liabilities	29,675	3.4%	—	0.0%
Other, net	(1,146)	(0.1)%	(34)	(0.0)%
Loss before income taxes and equity in earnings from unconsolidated entities	(55,350)	(6.4)%	(24,676)	(3.5)%
Income tax expense (benefit)	111	0.0%	(3,368)	(0.5)%
Net loss	$(55,461)	(6.4)%	$(21,308)	(3.1)%
Net income (loss) attributable to non-controlling interest	(276)	(0.0)%	639	0.1%
Net loss attributable to shareholders	(55,185)	(6.4)%	(21,947)	(3.1)%
Accretion of Series A Convertible Preferred Shares	(1,316)	(0.2)%	—	0.0%
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	(2,870)	(0.3)%	—	0.0%
Common equivalent preferred dividends	(4,380)	(0.5)%	—	0.0%
Accumulating preferred dividends	(13,882)	(1.6)%	(24,208)	(3.5)%
Net loss attributable to common shareholders	$(77,633)	(8.9)%	$(46,155)	(6.6)%

The following table sets forth selected financial information of our reportable segments for the years ended December 31, 2022 and 2021.

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2022	$685,303	$207,579	$(25,010)	$867,872
2021	551,013	170,035	(22,904)	698,144
Segment Costs of Sales:
2022	544,611	170,496	n/a	715,107
2021	423,314	129,407	n/a	552,721
Segment Gross Profit:
2022	140,692	12,073	n/a	152,765
2021	127,699	17,724	n/a	145,423
Segment Adjusted EBITDA:
2022	53,951	6,102	n/a	60,053
2021	41,468	5,706	n/a	47,174
Segment Adjusted EBITDA Margin:
2022	7.9%	3.3%	n/a	6.9%
2021	7.5%	3.9%	n/a	6.8%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions Segment.

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

Costs of Sales

In our Beverage Solutions segment, costs of sales increased to $544.6 million for the year ended December 31, 2022, from $423.3 million for the year ended December 31, 2021. The increase in costs of sales is primarily due to a $116.7 million increase in green coffee and tea, driven by higher single serve cup sales volume and commodity price increases, specifically related to green coffee.

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

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the year ended December 31, 2022 were $13.2 million, $5.3 million of which related to the continued integration of the acquired S&D business onto our enterprise resource planning system and $5.6 million of which related to public-company preparedness costs. During the year ended December 31, 2021, we incurred $8.8 million of transaction, restructuring and integration expenses, $3.2 million of which related to restructuring costs, primarily attributable to optimizing our sales organization, $2.0 million of which related to integration costs related to the acquired S&D business, $1.7 million of which related to the integration of our enterprise resource planning system and $1.0 million of public-company preparedness costs.

Interest Expense

	Year Ended December 31,
(Thousands)	2022	2021
Interest expense
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

Critical Accounting Estimates

Our Consolidated Financial Statements and related notes presented in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Note 3 to the Consolidated Financial Statements. Certain accounting estimates involve a significant level of estimation and uncertainty and require management to make difficult, subjective or complex judgments about matters that are uncertain and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Because of the uncertainty involved in these estimates, materially different amounts could be reported under different conditions or using different assumptions.

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our financial statements. The nature of those estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the following critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such repurchase agreement obligations are recorded within accrued expenses and other current liabilities on the Consolidated Balances Sheets and are collateralized by the corresponding inventory. These transactions are accounted for as financing transactions in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).  Net cash flows associated with these repurchase agreements are reported as financing activities in the Consolidated Statements of Cash Flows.

Revenue from Forward Contracts (ASC 815)

A portion of the Company’s revenues consist of sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (“ASC 815”). Sales from commodity contracts primarily relate to forward sales of green coffee which are accounted for as derivatives at fair value under ASC 815. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying, notional amount, no initial net investment and can be net settled since the commodity is readily converted to cash. The Company does not apply the normal purchase and normal sale exception under ASC 815 to these contracts.

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales in our Consolidated Statements of Operations.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350, Intangibles – Goodwill and Other, (“ASC 350”), we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. As of December 31, 2023, all of our goodwill is assigned to our Beverage Solutions reporting unit. Unless circumstances otherwise dictate, the annual impairment test is performed as of October 1.

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

During the fourth quarter of 2023, the Company completed a qualitative analysis to evaluate impairment of goodwill and concluded that it was more likely than not that the fair value of our goodwill reporting unit exceeded the carrying amount. As a result, the Company concluded that no impairment existed in the year ending December 31, 2023.

We reached this conclusion based on consideration of the significant excess fair value over carrying value of previous quantitative goodwill impairment evaluations, the recently completed HF Investment and PIPE Investments and the Company’s current market capitalization. Our previous quantitative goodwill analysis indicated that the estimated fair value of our reporting units exceeded their carrying values by over 50%. Subsequent to that evaluation, we have noted no events or circumstances that would indicate that it is more likely than not that the carrying value of our goodwill reporting units exceed their fair value.

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

Estimating cash flows for the purposes of the recoverability test is subjective and requires significant judgment and is sensitive to changes in the underlying assumptions, such as estimates regarding revenue growth rates, cost structure, economic and market trends and cash flows expected to result in the disposition of the asset group. As a result, there can be no assurance that the estimates and assumptions made for the purpose of the recoverability test prove to be an accurate prediction of future results. Accordingly, if our current estimates of undiscounted cash flows are not realized, it is possible that an impairment charge may be recorded in the future.

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

If actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the Goodwill and Indefinite Lived Intangible Assets section above.

Green Coffee Inventories

Green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, within our SS&T segment, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815. Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs, and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of cost of sales in our Consolidated Statements of Operations. At December 31, 2023, a 10% change in the price of coffee would have had an approximately $3.3 million impact on the value of our green coffee inventory.

Warrant Liabilities

We account for warrants in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations.

The Company re-measures the fair value of the Westrock Public Warrants (as defined in Note 4 to our Consolidated Financial Statements) based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants (as defined in Note 4 to our Consolidated Financial Statements) are valued a binomial lattice valuation model. The primary unobservable input utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model. A 10% increase to the volatility input at December 31, 2023 would increase the fair value of the Westrock Private Warrants by approximately $0.5 million. For the year ended December 31, 2023, the Company recognized $10.2 million of gains related to the change in fair value of warrant liabilities.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, and fund investment activities, which include capital expenditures. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities, and available borrowings under our Credit Agreement.

Our ability to generate cash provided by operating activities is dependent on several factors, including our ability to generate net sales and manage costs in line with our expectations. Failure to meet our financial targets may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants and may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition, covenant compliance and ability to achieve our intended business objectives. Where possible, we seek to recover inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. The persistence of these negative effects on our business could adversely impact our ability to reach our revenue and other financial targets.

Credit Agreement

The Company is party to a credit agreement (the “Credit Agreement”) among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto (the “Credit Agreement”). The Credit Agreement includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million (the “Revolving Credit Facility”), (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million (the “Term Loan Facility”) and (c) incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million. The Revolving Credit Facility, the Term Loan Facility and the Delayed Draw Term Loan Facility will mature on August 29, 2027. All obligations under the

Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the Company’s assets.

Borrowings under the Revolving Credit Facility, the Term Loan Facility and the Delayed Draw Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (a) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (b) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus the applicable margin. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility and Delayed Draw Term Loan Facility range from 0.20% to 0.35% depending on the total net leverage ratio.

At December 31, 2023, we had $65.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.9%, the interest rate applicable to our Term Loan Facility was 9.2%, and we had $2.6 million of standby letters of credit outstanding. On January 8, 2024, the Company borrowed $50.0 million under the Delayed Draw Term Loan Facility, using a portion of the proceeds to repay outstanding borrowings under the Revolving Credit Facility.

On February 15, 2024, the Company entered into the Third Amendment to the Credit Agreement. The Third Amendment modified the existing Covenant Relief Period, which commenced on June 30, 2023 pursuant to Amendment No. 2, and will end on the earlier to occur of (i) April 1, 2026 and (ii) any date following June 30, 2024, on which the Borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions. During the Covenant Relief Period, the Company’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments will be more limited. The Third Amendment permits the Company to issue convertible notes, including the Convertible Notes.

During the Covenant Relief Period, the applicable margin for any term SOFR rate loan will range from 3.00% to 4.00% and for any ABR loan will range from 2.00% to 3.00%, in each case depending on the secured net leverage ratio. After the Covenant Relief Period, the applicable margin for any term SOFR rate loan will range from 2.00% to 3.00% and for any ABR loan will range from 1.00% to 2.00%, in each case depending on the secured net leverage ratio. During the Covenant Relief Period, the Company will be required to maintain compliance with (i) a secured net leverage ratio at levels ranging from 4.50:1.00 to 6.25:1.00 and stepping down to 4.50:1.00 by April 2026 and (ii) an interest coverage ratio of at least 1.50:1.00 on and prior to September 30, 2025 and at least 2.00:1.00 on December 31, 2025 and thereafter. The Third Amendment also includes (i) a minimum liquidity covenant requiring the Company not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall only be effective during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan. As of the date of this Annual Report on Form 10-K, the Company was in compliance with its financial covenants.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments during the first three years of 1.25% of the original principal balance. Quarterly payments increase to approximately 1.875% and 2.5% of the original principal balance during the fourth and fifth years of the Credit Agreement, respectively.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of Convertible Notes. The Convertible Notes will be unsecured and senior obligations of the Company and will accrue interest at a rate of 5.00% per annum.

Pursuant to the terms of the Convertible Notes, noteholders may convert their Convertible Notes at their option only in the following circumstances: (i) during the period commencing on August 15, 2024, and prior to the close of business on the trading day immediately preceding August 15, 2028, if the closing price for at least 20 trading days (whether or not consecutive) during the period of any 30 consecutive trading days in the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price; (ii) during the period commencing on August 15, 2028, and prior to the close of business on the second scheduled trading day immediately preceding February 15, 2029, at any time; and (iii) during the 35 trading days following the effective date of certain fundamental change transactions that occur prior to the close of business on the trading day immediately preceding August 15, 2028.

The Company will settle conversions by paying or delivering, as applicable, at the Company’s election, cash, Common Shares, or a combination of cash and Common Shares. The Company may not issue more than 19.99% of the issued and outstanding Common Shares immediately prior to the issuance of the Convertible Notes in respect of the conversion of the Convertible Notes. The initial conversion price of the Convertible Notes is $12.84, which corresponds to an initial conversion rate of approximately 77.88 Common Shares per $1,000 principal amount of Convertible Notes. The conversion price and conversion rate are subject to customary adjustments.

The Convertible Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Convertible Notes contain customary terms regarding events of default. If any event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, then each noteholder may, by written notice to the Company, declare the principal amount of, and all accrued and unpaid interest on, such noteholder’s Convertible Notes to become due and payable immediately. If an event of default involving certain events of bankruptcy, insolvency or reorganization occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person.

The purchasers of the Convertible Notes are Westrock Group, LLC (a holder of more than 5% of the outstanding Common Shares and an affiliate of Scott Ford, the Company’s Chief Executive Officer and a member of the board of directors of the Company), Wooster Capital, LLC (an affiliate of Joe Ford, chairman of the board of directors), an affiliate of The Stephens Group, LLC (a holder of more than 5% of the outstanding Common Shares), an affiliate of Sowell Westrock, L.P. (a holder of more than 5% of the outstanding Common Shares), HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), an affiliate of the Herbert Hunt family and an individual investor. The offer and sale of the Convertible Notes was authorized and approved unanimously by the Audit & Finance Committee of the board of directors in accordance with the Company’s Related Party Transactions Policy.

International Debt and Lending Facilities

On March 21, 2023, we entered into a $70.0 million working capital trade finance facility with multiple financial institutions through our subsidiary, Falcon Coffees Limited (“Falcon”). The facility replaced Falcon’s then existing working capital trade finance facility. The facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At December 31, 2023, there was $37.0 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of December 31, 2023.

On March 8, 2024, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was reduced from $70.0 million to $55.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal

Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days before the Quotation day; or (b) the most recent applicable Term SOFR (as of Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At December 31, 2023, there was $5.0 million of outstanding borrowings under the facility, of which $4.5 million and $0.5 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of December 31, 2023.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $6.7 million at December 31, 2023 and (b) a long-term note payable with a balance of $1.2 million at December 31, 2023.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Consolidated Balance Sheets. As of December 31, 2023, there were $78.1 million obligations outstanding under the Program.

Current and Long-Term Liquidity

Our liquidity needs are to fund operating expenses, meet debt service obligations, and fund both current and long-term investment activities, which include capital expenditures. A key component of our long-term growth strategy is to complete the build-out of our extract and ready-to-drink manufacturing facility in Conway, Arkansas, which will utilize state-of-the-art equipment specifically designed to efficiently manufacture and package a wide range of beverages, such as canned or bottled cold brew coffees, lattes, assorted teas, and juice-based products. We expect that the material capital expenditures related to the facility will be completed by the first quarter of 2025.

We believe proceeds from the Delayed Draw Term Loans, Convertible Notes, cash from operations and borrowings available under the Revolving Credit Facility will provide sufficient cash on-hand to fund our near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base, (iii) expanding geographically, (iv) funding accretive acquisitions, and (v) continuing to drive margin expansion and (vi) to complete the build-out of our extract and ready-to-drink manufacturing facility in Conway, Arkansas. However, the Company will continuously evaluate its liquidity needs, and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund the Conway facility build-out or fund our acquisition strategy, we may delay the build-out of the Conway facility and/or modify the scope of the build-out and we may reprioritize our strategy to focus on organic growth opportunities, which may have an adverse impact on our ability to achieve our growth objectives.

Warrant Proceeds

As of December 31, 2023, we had 19,144,120 outstanding warrants to purchase 19,144,120 Common Shares, exercisable at an exercise price of $11.50 per share, which expire on the earliest to occur of August 26, 2027 (i.e. the five year anniversary of the Closing), redemption or liquidation. The exercise of warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Shares and the spread between the exercise price of the warrant and the price of our Common Shares at the time of exercise. For example, to the extent that the price of our Common Shares exceeds $11.50 per share, it is more likely that holders of our warrants will exercise their warrants. If the price of our Common Shares is less than $11.50 per share, it is unlikely that such holders will exercise their warrants. Even if our warrants are in the money, there can be no assurance that warrant holders will exercise their warrants prior to their expiration. Our Westrock Public Warrants under certain conditions, as described in their warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Westrock Private Placement Warrants, of which there were 2,026,046 outstanding at December 31, 2023, are not redeemable so long as they are held by the Riverview Sponsor Partners, LLC or its permitted transferees. As such, it is possible that we may never generate any or only very limited cash proceeds from the exercise of our warrants.

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

Redemptions of Series A Preferred Shares

After February 26, 2028, any holder of Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,511,922 Series A Preferred Shares remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million. If Westrock was required by the holders to redeem a significant number of Series A Preferred Shares, Westrock may not have enough cash available (including through draws on its credit facility) for other purposes such as paying dividends on the Common Shares, repurchases of Common Shares, financing acquisitions or other expansions, paying employee incentives and executing its business strategy. An outflow of a significant amount of cash from Westrock as a result of redemptions of the Series A Preferred Shares may cause a deterioration in the financial condition of Westrock and our ability to pay our other obligations and/or execute our business strategy. The impact of such redemptions on Westrock will depend, among other things, on the financial condition of Westrock at the time of such redemptions, including the amount of available cash on hand and ability to draw on Westrock’s credit facilities or obtain other sources of financing, the business strategies and objectives of Westrock at that time and the magnitude of such redemptions. Additionally, we may reserve cash, refrain from pursuing other business objectives and/or direct cash away from other business objectives to ensure that we have sufficient available cash to satisfy holder redemptions and this may adversely affect our business and financial condition and ability to execute on our business strategy.

Contractual and Other Obligations

Our material contractual and other obligations include the payment of principal and interest under our debt obligations and future purchase of inventory obligations. Our Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments of 1.25% of the original principal. Quarterly payments increase 1.875% and 2.5% of the original principal balance during the fourth and fifth years of the Credit Facility, respectively. We have no other material obligations to pay principal amounts of our long-term debt obligations prior to their maturity.

Future purchase obligations of $238.7 million as of December 31, 2023 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $8.3 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solution segment has an obligation to repurchase.

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

Capital expenditures for the years ended December 31, 2023, 2022 and 2021 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Year ended December 31, 2023	$153,604	$3,478	$2,039	$5,490	$164,611
Year ended December 31, 2022	$56,582	$2,344	$2,170	$2,165	$63,261
Year ended December 31, 2021	$19,784	$1,682	$1,577	$2,072	$25,115

During 2024, we expect to continue to invest to expand our extract and ready-to-drink product manufacturing capacity in Conway, Arkansas.

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

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of certain recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We are exposed to interest rate volatility with respect to the variable rate facilities under the Credit Agreement, entered into on August 29, 2022. We estimate that the potential impact to our interest rate expense associated with the variable rate Term Loan Facility, assuming a hypothetical 10% change in interest rates as of December 31, 2023, would be an annualized impact of approximately $0.9 million on the Company’s results of operations for the year ended December 31, 2023.

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

WESTROCK COFFEE COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Westrock Coffee Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westrock Coffee Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 15, 2024

We have served as the Company's auditor since 2020.

WESTROCK COFFEE COMPANY
CONSOLIDATED BALANCE SHEETS

(Thousands, except par value)	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$37,196	$16,838
Restricted cash	644	9,567
Accounts receivable, net of allowance for credit losses of $2,915 and $3,023, respectively	99,158	101,639
Inventories	149,921	145,836
Derivative assets	13,658	15,053
Prepaid expenses and other current assets	12,473	9,166
Total current assets	313,050	298,099

Property, plant and equipment, net	344,038	185,206
Goodwill	116,111	113,999
Intangible assets, net	122,945	130,886
Operating lease right-of-use assets	67,601	11,090
Other long-term assets	7,769	6,933
Total Assets	$971,514	$746,213

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$9,811	$11,504
Short-term debt	43,694	42,905
Accounts payable	69,106	116,675
Supply chain finance program	78,076	—
Derivative liabilities	3,731	7,592
Accrued expenses and other current liabilities	35,217	37,459
Total current liabilities	239,635	216,135

Long-term debt, net	223,092	162,502
Deferred income taxes	10,847	14,355
Operating lease liabilities	63,554	8,424
Warrant liabilities	44,801	55,521
Other long-term liabilities	1,629	2,611
Total liabilities	583,558	459,548

Commitments and contingencies (Note 21)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,512 shares and 23,588 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively, $11.50 liquidation value	274,216	274,936

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 88,051 shares and 75,020 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	880	750
Additional paid-in-capital	471,666	342,664
Accumulated deficit	(362,624)	(328,042)
Accumulated other comprehensive income (loss)	3,818	(6,103)
Total shareholders' equity attributable to Westrock Coffee Company	113,740	9,269
Non-controlling interest	—	2,460
Total shareholders' equity	113,740	11,729

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$971,514	$746,213

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Thousands, except per share data)	2023	2022	2021
Net sales	$864,714	$867,872	$698,144
Costs of sales	724,856	715,107	552,721
Gross profit	139,858	152,765	145,423

Selling, general and administrative expense	144,577	129,985	128,506
Transaction, restructuring and integration expense	14,557	13,169	8,835
Loss on disposal of property, plant and equipment	1,153	935	243
Total operating expenses	160,287	144,089	137,584
Income (loss) from operations	(20,429)	8,676	7,839

Other (income) expense
Interest expense	29,157	35,497	32,549
Change in fair value of warrant liabilities	(10,207)	29,675	—
Other, net	1,446	(1,146)	(34)
Loss before income taxes and equity in earnings from unconsolidated entities	(40,825)	(55,350)	(24,676)
Income tax expense (benefit)	(6,358)	111	(3,368)
Equity in (earnings) loss from unconsolidated entities	100	—	—
Net loss	$(34,567)	$(55,461)	$(21,308)
Net income (loss) attributable to non-controlling interest	15	(276)	639
Net loss attributable to shareholders	(34,582)	(55,185)	(21,947)
Accretion of Series A Convertible Preferred Shares	(161)	(1,316)	—
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	—	(2,870)	—
Common equivalent preferred dividends	—	(4,380)	—
Accumulating preferred dividends	—	(13,882)	(24,208)
Net loss attributable to common shareholders	$(34,743)	$(77,633)	$(46,155)

Loss per common share(1):
Basic	$(0.43)	$(1.60)	$(1.34)
Diluted	$(0.43)	$(1.60)	$(1.34)

Weighted-average number of shares outstanding(1):
Basic	80,684	48,444	34,472
Diluted	80,684	48,444	34,472

(1) Retroactively adjusted for de-SPAC merger transaction as described in Note 4.

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Thousands)	2023	2022	2021
Net loss	$(34,567)	$(55,461)	$(21,308)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	9,717	(18,114)	8,178
Foreign currency translation adjustment	204	(7)	20
Total other comprehensive income (loss)	9,921	(18,121)	8,198
Comprehensive loss	(24,646)	(73,582)	(13,110)
Comprehensive income (loss) attributable to non-controlling interests	15	(276)	639
Comprehensive loss attributable to shareholders	(24,661)	(73,306)	(13,749)
Accretion of Series A Convertible Preferred Shares	(161)	(1,316)	—
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	—	(2,870)	—
Common equivalent preferred dividends	—	(4,380)	—
Accumulating preferred dividends	—	(13,882)	(24,208)
Comprehensive loss attributable to common shareholders	$(24,822)	$(95,754)	$(37,957)

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)(1)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2020	34,202	$342	$59,570	$(205,570)	$3,820	$2,097	$(139,741)
Net income (loss)	—	—	—	(21,947)	—	639	(21,308)
Other comprehensive income (loss)	—	—	—	—	8,198	—	8,198
Equity-based compensation	321	3	1,220	—	—	—	1,223
Net share settlement of equity awards	—	—	(162)	—	—	—	(162)
Accumulating preferred dividends	—	—	—	(24,208)	—	—	(24,208)
Balance at December 31, 2021	34,523	$345	$60,628	$(251,725)	$12,018	$2,736	$(175,998)

Balance at December 31, 2021	34,523	345	60,628	(251,725)	12,018	2,736	(175,998)
Net income (loss)	—	—	—	(55,185)	—	(276)	(55,461)
Issuance of common shares upon closing of de-SPAC merger transaction, net of issuance costs, net of $3,178 of taxes	12,868	129	1,738	—	—	—	1,867
Issuance of common shares related to PIPE financing	20,590	206	205,694	—	—	—	205,900
Issuance of common shares related to conversion of debt to equity	2,500	25	24,975	—	—	—	25,000
Issuance of common shares related to conversion of Common Equivalent Preferred Units	2,220	22	23,731	—	—	—	23,753
Issuance of common shares related to Public Warrant exercise	94	1	1,272	—	—	—	1,273
Issuance of common shares related to stock options exercised	39	—	375	—	—	—	375
Issuance of common shares related to acquisitions	1,853	19	23,416	—	—	—	23,435
Common Equivalent Preferred Unit dividends ($0.02 per unit)	—	—	—	(4,380)	—	—	(4,380)
Loss on extinguishment of Common Equivalent Preferred units	—	—	—	(2,870)	—	—	(2,870)
Accretion of Series A Convertible Preferred Shares	—	—	(1,316)	—	—	—	(1,316)
Other comprehensive income (loss)	—	—	—	—	(18,121)	—	(18,121)
Equity-based compensation	333	3	2,628	—	—	—	2,631
Net share settlement of equity awards	—	—	(477)	—	—	—	(477)
Accumulating preferred dividends	—	—	—	(13,882)	—	—	(13,882)
Balance at December 31, 2022	75,020	$750	$342,664	$(328,042)	$(6,103)	$2,460	$11,729

(1) Retroactively adjusted for de-SPAC merger transaction as described in Note 4.

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2022	75,020	$750	$342,664	$(328,042)	$(6,103)	$2,460	$11,729
Net income (loss)	—	—	—	(34,582)	—	15	(34,567)
Issuance of common shares related to acquisitions	40	—	446	—	—	—	446
Issuance of common shares related to Public Warrant exercise	229	2	3,142	—	—	—	3,144
Issuance of common shares related to stock options exercised	88	1	847	—	—	—	848
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	76	1	881	—	—	—	882
Issuance of common shares related to purchase of non-controlling interest	100	1	474	—	—	(2,475)	(2,000)
Issuance of common shares, net of issuance costs	11,877	119	117,648	—	—	—	117,767
Accretion of Series A Convertible Preferred Shares	—	—	(161)	—	—	—	(161)
Other comprehensive income (loss)	—	—	—	—	9,921	—	9,921
Equity-based compensation	621	6	8,702	—	—	—	8,708
Net share settlement of equity awards	—	—	(2,977)	—	—	—	(2,977)
Balance at December 31, 2023	88,051	$880	$471,666	$(362,624)	$3,818	$—	$113,740

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Thousands)	2023	2022	2021
Cash flows from operating activities:
Net loss	$(34,567)	$(55,461)	$(21,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,584	24,210	25,501
Equity-based compensation	8,708	2,631	1,223
Paid-in-kind interest added to debt principal	—	295	1,777
Provision for credit losses	979	1,790	439
Amortization of deferred financing fees included in interest expense	3,517	1,726	1,840
Write-off of unamortized deferred financing fees	—	4,296	—
Loss on debt extinguishment	—	1,580	—
Loss on disposal of property, plant and equipment	1,153	935	243
Mark-to-market adjustments	(104)	3,502	(3,585)
Change in fair value of warrant liabilities	(10,207)	29,675	—
Foreign currency transactions	1,864	667	492
Deferred income tax benefit	(6,512)	(2,037)	(3,448)
Other	2,486	1,204	—
Change in operating assets and liabilities:
Accounts receivable	1,688	(16,789)	(20,102)
Inventories	915	(46,770)	(16,543)
Derivative assets and liabilities	6,440	(22,937)	14,860
Prepaid expense and other assets	(1,890)	(15,476)	(401)
Accounts payable	(59,292)	27,646	18,724
Accrued liabilities and other	(5,826)	2,685	3,165
Net cash provided by (used in) operating activities	(64,064)	(56,628)	2,877
Cash flows from investing activities:
Additions to property, plant and equipment	(164,611)	(63,261)	(25,115)
Additions to intangible assets	(173)	(167)	(321)
Acquisition of business, net of cash acquired	(2,392)	(14,885)	—
Acquisition of equity method investments and non-marketable securities	(1,385)	—	—
Proceeds from sale of property, plant and equipment	206	4,144	2,789
Net cash used in investing activities	(168,355)	(74,169)	(22,647)
Cash flows from financing activities:
Payments on debt	(199,196)	(438,571)	(111,313)
Proceeds from debt	258,490	328,539	119,740
Payments on supply chain financing program	(32,141)	—	—
Proceeds from supply chain financing program	110,217	—	—
Proceeds from related party debt	—	11,700	—
Debt extinguishment costs	—	(1,580)	—
Payment of debt issuance costs	(3,158)	(6,007)	(1,426)
Proceeds from de-SPAC merger and PIPE financing	—	255,737	—
Payment of common equity issuance costs	(1,000)	(23,998)	—
Proceeds from common equity issuance	118,767	—	—
Payment of preferred equity issuance costs	—	(1,250)	—
Net proceeds from (repayments of) repurchase agreements	(6,268)	14,588	—
Proceeds from exercise of stock options	848	375	—
Proceeds from exercise of Public Warrants	2,632	—	—
Common equivalent preferred dividends	—	(4,380)	—
Payment for purchase of non-controlling interest	(2,000)	—	—
Payment for taxes for net share settlement of equity awards	(2,977)	(477)	(162)
Proceeds from the issuance of common equivalent preferred units	—	—	17,000
Net cash provided by financing activities	244,214	134,676	23,839
Effect of exchange rate changes on cash	(360)	(344)	149
Net increase in cash and cash equivalents and restricted cash	11,435	3,535	4,218
Cash and cash equivalents and restricted cash at beginning of period	26,405	22,870	18,652
Cash and cash equivalents and restricted cash at end of period	$37,840	$26,405	$22,870

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$23,124	$8,811	$184
Accumulating preferred dividends	—	13,882	24,208
Exchange of Redeemable Common Equivalent Preferred Units for Series A Convertible Preferred Shares	—	271,539	—
Exchange of Redeemable Common Equivalent Preferred Units for common shares	—	24,214	—
Related party debt exchanged for common shares	—	25,000	—
Loss on extinguishment of Common Equivalent Preferred Units	—	2,870	—

Supplemental cash flow information:
Cash paid for interest	$29,446	$30,448	$28,496
Cash paid for income taxes, net	1,432	814	1,409

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company operates three manufacturing facilities in Concord, North Carolina, one in North Little Rock, Arkansas, one in Richmond, California, one in Kigali, Rwanda, and one in Johor Bahru, Malaysia. The Company is currently completing the build out of its Conway, Arkansas facility, which is expected to begin commercial production in 2024.

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

On June 29, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with HF Direct Investments Pool, LLC (the “HF Investor”), an affiliate of HF Capital, LLC, pursuant to which the Company agreed to sell and issue to the HF Investor and the HF Investor agreed to purchase from the Company 5,000,000 shares (the “HF Subscription Amount”) of common stock, par value $0.01 per share, of the Company (the “Common Shares”) at a purchase price per share of $10.00 for aggregate gross proceeds to the Company of $50.0 million (such transaction, the “HF Investment”). On August 3, 2023, the HF Investment closed after the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

On April 3, 2023, the Company purchased the remaining 15% of the equity interests of Falcon Coffees Limited (“Falcon”) that it did not previously own, resulting in Falcon becoming a wholly owned subsidiary of the Company. Aggregate consideration paid for the interest totaled $3.2 million and included $2.0 million in cash and 100,000 shares of Common Shares. Due to the Company’s controlling financial interest in Falcon prior to the purchase, the transaction was accounted for as an equity transaction. For periods prior to April 3, 2023, equity interests not owned by us are reflected as non-controlling interests. In the Consolidated Statements of Operations, we allocate net income (loss) attributable to non-controlling interest to arrive at net income (loss) attributable to common shareholders based on their proportionate share. Falcon operates our trading business and is reported within our Sustainable Sourcing & Traceability segment.

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

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, useful lives of property, plant and equipment, incremental borrowing rates for lease liability measurement, fair values of forward purchase and sales contracts, green coffee associated with forward contracts, warrant liabilities, share-based compensation, contingencies, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that proceeds from the equity issuance in August 2023 described in Note 1, the issuance of convertible notes described in Note 23, projected cash flow from operations and available borrowings under its Credit Agreement, as amended, as described in Note 23, will be sufficient to fund operations for at least the next twelve months. However, during the years ended December 31, 2023, 2022 and 2021, we incurred net losses of $34.6 million, $55.5 million and $21.3 million, respectively, and if we are unable to meet our financial targets and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants. During the years ended December 31, 2023 and 2022, net cash used in operating activities was $64.1 million and $56.6 million, respectively, and during the year ended December 31, 2021, net cash provided by operating activities was $2.9 million. As management’s ability to amend its financial covenants cannot be assured, management has committed to raise additional capital, delay growth capital expenditures and/or reduce operating expenses, including headcount, salary and/or bonus reductions, all of which are in the Company’s control, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

The total cash and cash equivalents and restricted cash is as follows:

(Thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$37,196	$16,838
Restricted cash	644	9,567
Total	$37,840	$26,405

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

Activity in the allowance for credit losses was as follows:

	Year Ended December 31,
(Thousands)	2023	2022
Balance at beginning of period	$3,023	$3,749
Charged to selling, general and administrative expense	979	1,790
Write-offs	(1,087)	(2,516)
Total	$2,915	$3,023

Inventories

Inventories are stated at the lower of cost, determined on the average cost method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and manufacturing overhead costs.

Within our Sustainable Sourcing & Traceability segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Consolidated Statements of Operations. For the years ended December 31, 2023, 2022 and 2021, we recognized $4.2 million of net unrealized gains, $12.3 million of net unrealized losses and $8.4 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

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

Capitalized Interest

We capitalize a portion of interest costs incurred related to assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on eligible expenditures incurred during the period involved in bringing the assets to their intended use and the Company’s weighted-average interest rate during the period. For the year ended December 31, 2023, we capitalized approximately $3.2 million of interest costs. No such interest was capitalized during the year ended December 31, 2022.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Consolidated Statements of Cash Flows. As of December 31, 2023, there were $78.1 million obligations outstanding under the Program. There were no such obligations outstanding as of December 31, 2022.

(Thousands)	December 31, 2023
Confirmed obligations outstanding at the beginning of the year	$—
Invoices confirmed during the year	110,217
Confirmed invoices paid during the year	(32,141)
Confirmed obligations outstanding at the end of the year	$78,076

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350 Goodwill – Intangible and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. As of December 31, 2023, all of our goodwill is assigned to our Beverage Solutions reporting unit. Unless circumstances otherwise dictate, the annual impairment test is performed as of October 1.

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

Fair value determinations of the business require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for the purposes of a quantitative goodwill impairment test will prove to be an accurate prediction of future results. Key assumptions include our expected revenue growth rates, operating profits, levels of capital expenditures, and costs of capital. In determining these assumptions, we considered our ability to execute on our plans, future economic conditions, interest rates, and other market data. Many factors are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections; and therefore, could affect the likelihood and amount of potential impairment in future periods. Accordingly, if our current cash flow assumptions are not realized, it is possible that an impairment charge may be recorded in the future.

During the fourth quarter of 2023, the Company completed a qualitative analysis to evaluate impairment of goodwill and concluded that it was more likely than not that the fair value of our goodwill reporting unit exceeded the carrying amount. As a result, the Company concluded that no impairment existed in the year ending December 31, 2023.

We reached this conclusion based on consideration of the significant excess fair value over carrying value of previous quantitative goodwill impairment evaluations, the recently completed PIPE Investment and the Company’s current market capitalization. Our previous quantitative goodwill analysis indicated that the estimated fair value of our reporting units exceeded their carrying values by over 50%. Subsequent to that evaluation, we have noted no events or circumstances that would indicate that it is more likely than not that the carrying value of our reporting units exceed their fair value.

Impairment of Property, Plant and Equipment

We review our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset group. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value. For the years ended December 31, 2023, 2022 and 2021, there were no events or changes in circumstances indicating that the carrying amount of any of our asset groups were not recoverable from future undiscounted cash flows we expect the asset groups to generate, and no impairment losses were recognized.

Intangible Assets

As of December 31, 2023, our intangible assets subject to amortization, net of accumulated amortization were $122.9 million. Intangible assets, including acquired finite-lived intangible assets, are amortized on a straight-line basis over their remaining useful lives. The useful life for the customer relationship intangible assets acquired in our acquisitions was determined to be the expected remaining life of those relationships on a basis that reflects the pattern of realization. Other intangible assets are amortized over their expected recovery periods.

Finite-lived intangible assets are tested for impairment with the applicable asset group and evaluated for impairment along with property, plant and equipment. For the years ended December 31, 2023, 2022 and 2021, no impairment losses were recognized related to intangible assets subject to amortization.

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

The Company re-measures the fair value of the Westrock Public Warrants (as defined in Note 4) based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants (as defined in Note 4) are valued using a binomial lattice valuation model. For the years ended December 31, 2023 and 2022, the Company recognized $10.2 million of gains and $29.7 million of losses, respectively, related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Consolidated Statements of Operations.

Equity Method Investments

The equity method of accounting is used for investments in entities, partnerships and similar interests in which we have significant influence but do not control. Under the equity method, we adjust our investment in unconsolidated entities for additional contributions made, distributions received and income or losses from our pro-rata share of these unconsolidated entities’ net income or loss.  At December 31, 2023, we had a $0.4 million investment in one unconsolidated entity, which is recorded in other long-term assets on the Consolidated Balance Sheets.

Equity Investments

The Company holds strategic investments in other companies. These investments are accounted for under the measurement alternative described in ASC 321, Investments - Equity Securities (“ASC 321”) for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any. The Company does not exercise significant influence over these companies. These investments are recorded in other long-term assets on the Consolidated Balance Sheets. At December 31, 2023, the Company had equity investments with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value.

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

Selling, General and Administrative Expense

We record all other expenses not charged to production as selling, general and administrative expense, except those meeting the definition of transaction, restructuring and integration expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of selling, general and administrative expense. For the years ended December 31, 2023, 2022 and 2021, advertising expenses were approximately $1.9 million, $3.6 million and $2.9 million, respectively.

Shipping and Handling Costs

Shipping and handling costs incurred to deliver products from our locations to the end-user consumer of those products are recorded in selling, general and administrative expense in our Consolidated Statements of Operations. Shipping and handling costs included in selling, general and administrative expense were $17.8 million, $22.1 million and $19.9 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Transaction, Restructuring and Integration Expense

The Company expenses non-capitalizable transaction, restructuring and integration expenses in the period in which they are incurred and services are received. Transaction costs represent incremental transaction pursuit and unsuccessful pursuit costs, including professional services (legal, accounting, advisory, etc.), finder’s fees and other direct expenses associated with an acquisition or other capital markets transactions. Restructuring and integration costs include direct costs related to restructuring activities, and costs necessary to integrate an acquired business, including professional services, systems and data conversions, severance and retention bonuses to employees of an acquired business.

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

Variable lease payments associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are included in both costs of sales and selling, general and administrative expenses in our Consolidated Statements of Operations.

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

ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, instead of at fair value on the acquisition date as previously required by ASC 805, Business Combinations (“ASC 805”). The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. ASU 2021-08 was effective for years beginning after December 15, 2022. The adoption of ASU 2021-08 did not have a significant impact on the Company’s financial position or results of operations.

Recently issued accounting pronouncements

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in the update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosure to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a description of other segment items by reportable segment. ASU 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The amendments in the update are effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 31, 2024, with early adoption permitted. The amendments in the update require retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU 2023-07 will have on our consolidated financial statements.

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the update relate to the rate reconciliation and income taxes paid disclosure and are intended to improve transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the tax reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in the update are intended to improve comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in the update should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements.

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

Prior to the Closing, the Company’s ownership interests consist of two classes of equity, referred to as Common Units and Common Equivalent Preferred Units. At inception, each Common Equivalent Preferred Unit has a liquidation preference of $1.00 per unit, increased by an amount accruing at the rate of 10% per annum, compounding annually, based on its liquidation preference as of the time of such accrual, and reduced by the cumulative amount of any cash dividends or distributions, if any, made by the Company in respect of such Common Equivalent Preferred Unit. During the years ended December 31, 2022 and 2021, the Common Equivalent Preferred Units accrued $13.9 million and $24.2 million of liquidation preference, respectively. In connection with the Closing, holders of Common Equivalent Preferred Units were paid a cash dividend totaling $4.4 million, which is equal to the accreted liquidation preference of the Common Equivalent Preferred Units from June 30, 2022 through Closing.

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

As a result, we issued 34,855,535 Common Shares to holders of Common Units, 2,220,305 Common Shares to holders of Common Equivalent Preferred Units who elected to convert their Common Equivalent Preferred Units into Common Shares, and 23,587,952 Westrock Series A Preferred Shares to holders who elected to convert their Common Equivalent

Preferred Units into Westrock Series A Preferred Shares. During the year ended December 31, 2022, the Company realized a net loss on extinguishment of the Common Equivalent Preferred Units of $2.9 million, including the payment of approximately $1.3 million of issuance costs, which have been recorded within accumulated deficit on our Consolidated Balance Sheets and adjusts earnings attributable to common shareholders in computing basic and diluted earnings per share.

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

Common Stock Warrants

The Company assumed 12,500,000 publicly-traded Riverview Warrants (“Public Warrants”) and 7,400,000 private placement Riverview Warrants (“Private Warrants”), which were originally issued by Riverview in connection with its initial public offering and, as a result of the assumption by the Company, became Westrock Warrants. The Public Warrants assumed by Westrock are referred to as the “Westrock Public Warrants” and the Private Warrants assumed by Westrock are referred to as the “Westrock Private Warrants”. The Westrock Warrants are included in warrant liabilities on the Company’s Consolidated Balance Sheet. The Westrock Warrants entitle the holder to purchase one Common Share at an exercise price of $11.50 per share.

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

The Westrock Private Warrants, which were initially held by Riverview Sponsor Partners, LLC (the “Riverview Sponsor”), are generally identical to the Westrock Public Warrants, except they cannot be redeemable by Westrock so long as they are held by the Riverview Sponsor or its permitted transferees. Furthermore, the Riverview Sponsor, or its permitted transferees, have the option to exercise the Westrock Private Warrants on a cashless basis. During the year ended December 31, 2023, the Riverview Sponsor transferred ownership of its Westrock Private Warrants. At December 31, 2023, 2,026,046 warrants are held by permitted transferees and retain the rights of the Westrock Private Warrants described above, while 5,373,954 warrants are now redeemable by Westrock and exercisable by the holders on the same basis as the Westrock Public Warrants.

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

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such transactions are accounted for as financing transactions in accordance with ASC 606.  At December 31, 2023 and 2022, the Company has $8.3 million and $14.6 million, respectively, of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfer to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within cost of sales on our Consolidated Statements of Operations. For the years ended December 31, 2023, 2022 and 2021, we recorded $4.1 million of net unrealized losses, $8.8 million of net unrealized gains and $4.8 million of net unrealized losses, respectively, within costs of sales.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $141.0 million, $181.7 million and $145.6 million in revenues under ASC 815, respectively, and are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $1.5 million at December 31, 2023 and $1.3 million at December 31, 2022. Other accrued deductions were $2.7 million at December 31, 2023 and $1.4 million at December 31, 2022 and are included as a reduction to accounts receivable, net in the Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of December 31, 2023 or 2022. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Consolidated Balance Sheets. At December 31, 2023 and 2022, accounts receivable, net included $104.8 million and $104.7 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of December 31, 2023 and 2022, no costs were capitalized as all arrangements were less than a year.

Contract assets, primarily deferred promotional incentives paid to customers, totaled $0.3 million at December 31, 2023 and $0.4 million at December 31, 2022, and were included in prepaid expenses and other current assets on our Consolidated Balance Sheets. Deferred promotional incentives are amortized straight-line over the contract life. Amortization of deferred contract costs for the years ended December 31, 2023, 2022 and 2021 was $2.4 million, $1.2 million and $0.3 million, respectively, and are included in revenues in our Consolidated Statements of Operations.

Concentration of Customers

For the year ended December 31, 2023, one customer, who is represented in the Company’s Beverage Solutions segment, accounted for 10.4%, or $90.0 million, of the Company’s consolidated net revenues. For the years ended December 31, 2022 and 2021, no customers accounted for more than 10% of our consolidated net revenues.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Year Ended December 31,
(Thousands)	2023	2022	2021
Coffee & tea	$559,040	$569,464	$445,466
Flavors, extracts & ingredients	162,043	112,155	98,850
Other	1,782	3,684	6,697
Green coffee	141,849	182,569	147,131
Net sales	$864,714	$867,872	$698,144

	Year Ended December 31,
(Thousands)	2023	2022	2021
United States	$744,067	$719,437	$583,011
All other countries	120,647	148,435	115,133
Net sales	$864,714	$867,872	$698,144

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

The fair value of the stock consideration was based on the closing price of the Common Shares on the date of acquisition. The total consideration paid in the Kohana Acquisition is summarized below:

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

The following table sets forth the components of identified intangible assets associated with the Kohana Acquisition and their estimated weighted average useful lives:

	Estimated Fair	Estimated Useful
(Thousands)	Market Value	Life
Customer relationships	$11,148	10 years
Favorable lease asset	570	2.5 years
Total	$11,718

Kohana Coffee, which is reported within our Beverage Solutions segment, contributed net sales of $1.5 million and operating losses of $0.5 million from the date of acquisition through December 31, 2022. Expenses associated with the acquisition were not material.

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

	Year Ended	Year Ended
(Thousands)	December 31, 2022	December 31, 2021
Revenue	$884,228	716,849
Net loss attributable to common shareholders	(84,651)	(44,353)

Note 7. Inventories

The following table summarizes inventories as of December 31, 2023 and 2022:

(Thousands)	December 31, 2023	December 31, 2022
Raw materials	$78,882	$66,925
Finished goods	26,857	21,232
Green coffee	44,182	57,679
Total inventories	$149,921	$145,836

Green coffee inventories represents green coffee held for resale. At December 31, 2023 and 2022, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 8. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of December 31, 2023 and 2022:

(Thousands)	Depreciable Lives	December 31, 2023	December 31, 2022
Land		$8,778	$9,052
Buildings(4)	10-40 years	35,911	35,499
Leasehold improvements(1)		9,800	1,651
Plant equipment(4)	3-15 years	128,639	107,215
Vehicles and transportation equipment	3-5 years	648	700
IT systems	3-7 years	8,909	3,053
Furniture and fixtures(4)	3-10 years	3,294	3,068
Customer beverage equipment(2)	3-5 years	22,931	21,930
Lease right-of-use assets(3)		81	36
Construction in progress and equipment deposits(4)		208,308	70,004
		427,299	252,208
Less: accumulated depreciation		(83,261)	(67,002)
Property, plant and equipment, net		$344,038	$185,206

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

4 – We identified a $10.1 million classification error in the disclosure of buildings, plant equipment, furniture and fixtures, and construction in progress and equipment deposits for the year ended December 31, 2022. Amounts presented above reflect the corrected amounts.

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $18.4 million, $17.4 million and $18.8 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at December 31, 2023 are expected to be in production use.

Note 9. Leases

We have operating leases for manufacturing, production, administrative, distribution and warehousing facilities, vehicles and machinery and equipment. Some of our lease agreements have renewal options, tenant improvement allowances, rent holidays and rent escalation clauses. The remaining terms on our leases range from 1 year to 15 years, some of which may include options to extend the leases and some of which may include options to terminate the leases within 1 year.

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	December 31, 2023	December 31, 2022
Right-of-use operating lease assets	Operating lease right-of-use assets	$67,601	$11,090
Operating lease liabilities - current	Accrued expenses and other current liabilities	4,809	2,832
Operating lease liabilities - noncurrent	Operating lease liabilities	63,554	8,424

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Consolidated Statements of Operations. The components of lease costs for the year ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
(Thousands)	2023	2022
Operating lease cost	$4,857	$4,422
Short-term lease cost	1,020	40
Total	$5,877	$4,462

We identified a $3.3 million disclosure error in the disclosure of the components of lease costs for the year ended December 31, 2022. The amounts presented above reflect the corrected amounts.

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Weighted-average discount rate	7.8%	8.4%
Weighted-average remaining lease term	12.9 years	4.6 years

Supplemental cash flow information about the Company’s leases as of December 31, 2023 and 2022, respectively, is as follows:

	Year Ended December 31,
(Thousands)	2023	2022
Operating cash flows from operating leases	$4,317	$3,373

We identified a $2.5 million disclosure error in the disclosure of operating cash flows from operating leases for the year ended December 31, 2022. The amount presented above reflects the corrected amount.

During the year ended December 31, 2023, the Company obtained $60.2 million of right-of-use operating lease assets in exchange for lease obligations.

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Consolidated Balance Sheets. There were no material finance leases as of December 31, 2023.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2023 are as follows:

(Thousands)
2024	$9,708
2025	8,678
2026	8,086
2027	8,149
2028	7,635
Thereafter	69,498
Total future minimum lease payments	111,754
Less: imputed interest	(43,391)
Present value of minimum lease payments	$68,363

On February 12, 2024, following the completion of its 530,000 square foot distribution center in Conway, Arkansas, the Company entered into a lease termination agreement for the premises located at 1601 Gregory Street, North Little Rock, Arkansas, 72114, originally entered into on October 24, 2018. The lease will terminate by mutual agreement, effective June 30, 2024. As of December 31, 2023, the premises associated with this lease was classified as held and used. As of the date of this Annual Report on Form 10-K, no costs have been incurred, and no costs are expected to be incurred, by the Company as a result of the lease termination. This lease termination event does not significantly alter the Company’s operational capabilities or its financial position.

Note 10. Goodwill

Changes in the carrying amount of goodwill occurring during the years ended December 31, 2023 and 2022 were as follows:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2021
Goodwill	$173,936	$173,936
Accumulated impairment loss	(76,883)	(76,883)
	97,053	97,053
Changes during the period:
Acquisitions	16,946	16,946

Balance at December 31, 2022
Goodwill	$190,882	$190,882
Accumulated impairment loss	(76,883)	(76,883)
	113,999	113,999
Changes during the period:
Acquisitions	2,025	2,025
Measurement period and other adjustments	87	87

Balance at December 31, 2023
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 11. Intangible Assets, Net

The following table summarizes intangible assets, net as of December 31, 2023 and 2022:

	December 31, 2023
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(26,487)	$122,161
Favorable lease asset	790	(413)	377
Software	1,079	(672)	407
Intangible assets, net	$150,517	$(27,572)	$122,945

	December 31, 2022
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(18,778)	$129,870
Favorable lease asset	710	(140)	570
Software	919	(473)	446
Intangible assets, net	$150,277	$(19,391)	$130,886

Amortization expense of intangible assets was $8.2 million, $6.8 million and $6.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the weighted average useful life for definite-lived intangibles is approximately 20 years.

The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(Thousands)
2024	$8,096
2025	7,883
2026	7,785
2027	7,785
2028	7,754
Thereafter	83,642
Total	$122,945

Note 12. Debt

Our long-term debt as of December 31, 2023 and 2022 was as follows:

(Thousands)	December 31, 2023	December 31, 2022
Term loan facility	$164,063	$175,000
Revolving credit facility	65,000	—
International trade finance lines	43,694	42,905
International notes payable	6,179	1,750
Other loans	39	25
Total debt	278,975	219,680
Unamortized debt costs	(2,378)	(2,769)
Current maturities of long-term debt	(9,811)	(11,504)
Short-term debt	(43,694)	(42,905)
Long-term debt, net	$223,092	$162,502

The following table summarizes our long-term debt payments required in each of the next five years and thereafter:

(Thousands)
2024	$9,811
2025	11,501
2026	17,719
2027	196,250
2028	—
Thereafter	—
Total	$235,281

Credit Agreement

The Company is party to a credit agreement (the “Credit Agreement”) among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes (a) a senior secured first lien revolving credit facility in an initial aggregate principal amount of $175.0 million (the “Revolving Credit Facility”), (b) a senior secured first lien term loan facility in an initial aggregate principal amount of $175.0 million (the “Term Loan Facility”), and (c) incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million. The Revolving Credit Facility, the Term Loan Facility and the Delayed Draw Term Loan Facility will mature on August 29, 2027. All obligations under the Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the Company’s assets.

Borrowings under the Revolving Credit Facility, the Term Loan Facility and the Delayed Draw Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (a) Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (b) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus an applicable margin.

At December 31, 2023, we had $65.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.9%, and the interest rate applicable to our Term Loan Facility was 9.2%, and we had $2.6 million of standby letters of credit outstanding. At December 31, 2023, no amounts were outstanding under the Delayed Draw Term Loan Facility; however, on January 8, 2024, the Company borrowed $50.0 million under the Delayed Draw Term Loan Facility, using a portion of the proceeds to repay outstanding borrowings under the Revolving Credit Facility.

On June 30, 2023, we entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. The Second Amendment established a covenant relief period (the “Covenant Relief Period”) commencing on June 30, 2023, and ending on the earlier to occur of (i) April 1, 2025 and (ii) the date following December 31, 2023, on which the Borrower delivers to the administrative agent a certificate of a responsible officer (a) electing to terminate the Covenant Relief Period, (b) demonstrating a total net leverage ratio less than 3.75:1.00 and (c) attaching projections demonstrating compliance with the total net leverage ratio financial covenant (as in effect prior to giving effect to the Covenant Relief Period) until the then-existing latest maturity date.

During the Covenant Relief Period, (i) the total net leverage ratio financial covenant will be (a) 5.00:1.00 for the test period ending June 30, 2023, (b) 5.25:1.00 for the test period ending September 30, 2023, (c) 5.50:1.00 for the test periods ending on or after December 31, 2023 to and including September 30, 2024, (d) 5.00:1.00 for the test period ending December 31, 2024 and (e) 4.50:1.00 for the test period ending March 31, 2025 and (ii) the applicable margin for any term SOFR rate loan will range from 2.50% to 3.75% and for any ABR loan will range from 1.50% to 2.75%, in each case depending on the total net leverage ratio. After the Covenant Relief Period, the total net leverage ratio financial covenant and the applicable margin for term SOFR rate loans and ABR loans will revert to the pre-amendment terms of the Credit Agreement. During and after the Covenant Relief Period, the minimum interest coverage ratio financial covenant will be 2.00:1.00. As of December 31, 2023, we were in compliance with the Financial Covenants. See Note 23 for disclosures regarding the entry into Amendment No. 3 to the Credit Agreement on February 15, 2024, which modifies certain requirements of the Company during the Covenant Relief Period.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments during the first three years of 1.25% of the original principal balance. Quarterly payments increase to 1.875% and 2.5% of the original principal balance during the fourth and fifth years, respectively.

We incurred a total of $6.6 million of financing fees in connection with the Credit Agreement and related amendments. $3.3 million of the fees were allocated to the Term Loan Facility and are being amortized utilizing the frozen effective yield method based on the interest rate in place at the issuance of the Term Loan Facility. $3.3 million of the fees were allocated to the Revolving Credit Facility, which are reported within other long-term assets on the Consolidated Balance Sheets and are being amortized ratably over the term of the Revolving Credit Facility.

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

International Debt and Lending Facilities

On March 21, 2023, we entered into a $70 million working capital trade finance facility with multiple financial institutions through our subsidiary, Falcon. The facility replaced Falcon’s then existing working capital trade finance facility. The facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR, as defined in the facility, plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At December 31, 2023, there was $37.0 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of December 31, 2023.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days before the Quotation day; or (b) the most recent applicable Term SOFR (as of Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At December 31, 2023, there was $5.0 million of outstanding borrowings under the facility, of which $4.5 million and $0.5 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of December 31, 2023.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $6.7 million at December 31, 2023 and (b) a long-term note payable with a balance of $1.2 million at December 31, 2023.

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

During the year ended December 31, 2023, the Company issued 76,030 Common Shares upon the conversion of 76,030 Westrock Series A Preferred Shares, receiving no proceeds upon the issuance of the Common Shares.

After February 26, 2028 (i.e., the five and a half year anniversary of the Closing), any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,511,922 Series A Preferred Shares outstanding at December 31, 2023 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date (i.e., the five and a half year anniversary of the date of Closing) using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the years ended December 31, 2023 and 2022, the Company recorded $0.2 million and $1.3 million of accretion, respectively, with respect to the Westrock Series A Preferred Shares.

Note 14. Derivatives

We record all derivatives, whether designated in a hedging relationship or not, at fair value on the Consolidated Balance Sheets. We use various types of derivative instruments including, but not limited to, forward contracts, futures contracts, and options contracts for certain commodities. Forward and futures contracts are agreements to buy or sell a quantity of a commodity at a predetermined future date, and at a predetermined rate or price. Forward contracts are traded over the counter whereas futures contracts are traded on an exchange. Option contracts are agreements to facilitate a potential transaction involving the commodity at a preset price and date.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the types of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have not been designated and for which hedge accounting is not applied, are recorded in the same line item in our Consolidated Statements of Operations as the changes in the fair value of the hedged items attributable to the risk being hedged. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the years ended December 31, 2023, 2022 or 2021.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 11.5 million pounds and 29.2 million pounds as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amount of 63.4 million pounds and 98.6 million pounds, respectively.

Approximately $6.4 million of net realized loss, $13.1 million of net realized gains and $7.2 million of net realized gains, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the estimated amount of net gains reported in AOCI that is expected to be reclassified to the Consolidated Statements of Operations within the next twelve months is $6.6 million.

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

The fair value of our derivative assets and liabilities included in the Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$3,355	$—
Total		$3,355	$—

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$10,303	$15,053
Total		10,303	15,053
Total derivative assets		$13,658	$15,053

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative liabilities	$—	$3,334
Total		$—	$3,334

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$3,731	$4,258
Total		3,731	4,258
Total derivative liabilities		$3,731	$7,592

1 - The fair value of coffee futures excludes amounts related to margin accounts.

The following table presents the pre-tax net gains and losses for our derivative instruments for the years ended December 31, 2023, 2022 and 2021:

		Year Ended December 31,
(Thousands)	Statement of Operations Location	2023	2022	2021
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$(6,377)	$13,094	$7,197

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$(4,064)	$8,828	$(4,799)

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at December 31, 2023:

	December 31, 2023
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$33,447	$—	$33,447
Coffee futures contracts	3,355	—	—	3,355
Forward purchase and sales contracts	—	10,303	—	10,303
Total	$3,355	$43,750	$—	$47,105

Liabilities:
Forward purchase and sales contracts	—	3,731	—	3,731
Westrock Public Warrants	39,371	—	—	39,371
Westrock Private Warrants	—	—	5,430	5,430
Total	$39,371	$3,731	$5,430	$48,532

The following table presents the change in the fair value of Level 3 Westrock Private Warrants liabilities during the year ended December 31, 2023:

Westrock
(Thousands)	Private Warrants
Fair value as of December 31, 2022	$28,342
Transfer out of level 3	(18,916)
Change in fair value	(3,996)
Fair value as of December 31, 2023	$5,430

The following table summarizes the fair value of financial instruments at December 31, 2022:

	December 31, 2022
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$39,928	$—	$39,928
Forward purchase and sales contracts	—	15,053	—	15,053
Total	$—	$54,981	$—	$54,981

Liabilities:
Coffee futures contracts	$3,334	$—	$—	$3,334
Forward purchase and sales contracts	—	4,258	—	4,258
Westrock Public Warrants	27,179	—	—	27,179
Westrock Private Warrants	—	—	28,342	28,342
Total	$30,513	$4,258	$28,342	$63,113

The following table presents the change in the fair value of Level 3 Westrock Private Warrants liabilities during the year ended December 31, 2022:

Westrock
(Thousands)	Private Warrants
Fair value as of December 31, 2021	$—
Assumption of warrants	11,618
Change in fair value	16,724
Fair value as of December 31, 2022	$28,342

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

Westrock Public Warrants are valued based on their quoted market price of $2.30 and $2.27 per warrant as of December 31, 2023 and 2022, respectively. Westrock Private Warrants price of $2.68 and $3.83 per warrant as of December 31, 2023 and 2022, respectively, are valued using a binomial lattice valuation model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs were as follows:

	December 31, 2023	December 31, 2022
Stock price	$10.21	$13.36
Exercise price	11.50	11.50
Expected term (years)	5.00	5.00
Expected volatility	33.80%	7.74%
Risk-free rate of return	3.91%	3.99%
Dividend yield	0.00%	0.00%

The most significant of these primary unobservable inputs utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, a supply chain finance program and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility and the Revolving Credit Facility are carried on the Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of December 31, 2023, as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility and the Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

Non-financial assets and liabilities, including property, plant and equipment, goodwill, and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the years ended December 31, 2023 and 2022 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

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

Stock Options

In August 2022, in connection with the Transaction, unit option awards issued under the Company’s 2020 Unit Option Incentive Plan, as amended (the “2020 Option Plan”), were equitably converted in accordance with the terms of the 2020 Option Plan and the Transaction Agreement. Each outstanding option to purchase units of Westrock Coffee Holdings, LLC, whether vested or unvested, was converted into an option to purchase Common Shares based on an exchange ratio (the “Exchange Ratio”) defined in the Transaction Agreement. The per unit exercise price of unit options was converted to a per share exercise price based on the Exchange Ratio, and with respect to performance-based options, such options converted into performance-based options to purchase Common Shares that vest once the simple average of the daily volume weighted average price per share of Common Shares for 10 trading days in any consecutive 30-day period is $18.50 per share. These changes were deemed to be Type I modifications under ASC 718, Compensation – Stock Compensation; however, these modifications did not result in any additional compensation expense to be recognized by the Company. As of August 26, 2022, the effective date of the Company’s 2022 Equity Incentive Plan (the “2022 Equity Plan”), no additional awards will be granted under the 2020 Option Plan.

The fair value of the Westrock common units underlying the options granted under the 2020 Option Plan had been determined by the Westrock board of directors, with input from management and corroboration from contemporaneous, independent third-party valuations. Given the absence of a public trading market for the Westrock common units when the options were granted under the 2020 Option Plan, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation (the “AICPA Practice Guide”), the Westrock board exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of the Westrock common units at each grant date, including obtaining independent third-party valuations.

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

The Company recognizes expense related to the options using graded vesting attribution and recognized approximately $0.4 million, $0.6 million and $0.5 million of expense for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in selling, general and administrative expense on our Consolidated Statements of Operations. The total compensation cost of unvested options, not yet recognized, is approximately $0.1 million, which is to be recognized over the next four years.

			Weighted-Average
		Weighted-Average	Remaining
	Options	Exercise Price	Contractual Term
Options outstanding at December 31, 2022	3,217,349	$9.54	7.8 years
Options granted	—	$—
Options forfeited	(323,148)	$9.54
Options exercised	(88,525)	$9.54
Outstanding at December 31, 2023	2,805,676	$9.54	6.8 years

Exercisable at December 31, 2023	841,705	$9.54	6.7 years

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the weighted-average exercise price. For stock options where the weighted-average exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The intrinsic value of options outstanding as of December 31, 2023 was $1.9 million, calculated using $10.21 per share, which was the closing price of our common stock on December 29, 2023, the last trading day of 2023.

Restricted Stock

On February 28, 2020, the Company granted restricted Common Units to three key executives. In August 2022, in connection with the Transaction, each restricted Common Unit was converted into 0.1049203474320 restricted Common Shares (“RCSs”). Such RCSs carry the same rights and limitations as the Common Shares under the organizational documents of the Company, except that the RCSs are subject to vesting and forfeiture. The RCSs vest in three installments on each anniversary of the grant date, vesting in full on February 28, 2023. During the years ended December 31, 2023, 2022 and 2021, the Company issued 310,670, 332,251 and 320,998 Common Shares upon vesting of RCSs, for which no proceeds were recorded.

RCS expense is based on the fair value of the common units on the date of grant and is amortized over the vesting period, which is generally three years. The value of the RCSs was calculated using a combination of historic equity and implied asset volatility of 40%, a risk-free rate of 1.14%, and a marketability discount of 30%.

The Company recognized approximately $0.1 million, $0.3 million and $0.8 million in expense for the RCSs in the years ended December 31, 2023, 2022 and 2021, respectively, which is included in selling, general and administrative expense on our Consolidated Statements of Operations.

Restricted Stock Unit Awards

During the years ended December 31, 2023 and 2022, the Company granted 1.4 million and 1.1 million restricted stock units (“RSUs”), respectively, under the 2022 Equity Plan. The RSUs had a grant date fair value of $15.8 million and $13.1 million, respectively, which was calculated using the closing price of the Common Shares on the applicable date of grant. The RSUs are amortized on a straight-line basis to expense over the vesting period, which is generally three years. During the years ended December 31, 2023 and 2022, the Company recognized approximately $8.3 and $1.7 million, respectively, in expense for the RSUs, which is included in selling, general and administrative expense on our Consolidated Statements of Operations. As of December 31, 2023, there were 2.2 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the year ended December 31, 2023.

		Weighted-Average
		Fair Value at
	Units	Grant Date
Outstanding at December 31, 2022	1,127,000	$11.49
Granted	1,370,564	11.53
Forfeited	(91,077)	11.63
Vested	(416,705)	11.49
Outstanding at December 31, 2023	1,989,782	$11.51

During the year ended December 31, 2023, the Company issued 310,635 Common Shares upon the vesting of RSUs, for which no proceeds were recorded. The aggregate intrinsic value of RSUs vested for the year ended December 31, 2023 was $4.8 million.

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

Changes in accumulated other comprehensive income (loss), net of tax by component is as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(Thousands)	2023	2022	2021
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$(6,355)	$11,759	$3,581
Other comprehensive income (loss) before reclassifications	6,570	(10,978)	18,010
Amounts reclassified from accumulated comprehensive income	6,377	(13,094)	(7,197)
Tax effect	(3,230)	5,958	(2,635)
Net accumulated other comprehensive income	3,362	(6,355)	11,759
Less: Other comprehensive income attributable to non-controlling interests	—	—	—
Balance at end of period	3,362	(6,355)	11,759
Foreign currency translation gain
Balance at beginning of period	252	259	239
Other comprehensive income (loss) before reclassifications	204	(7)	20
Amounts reclassified from accumulated comprehensive income	—	—	—
Tax effect	—	—	—
Net accumulated other comprehensive income	456	252	259
Less: Other comprehensive income attributable to non-controlling interests	—	—	—
Balance at end of period	456	252	259
Accumulated other comprehensive income (loss) at end of period	$3,818	$(6,103)	$12,018

Note 18. Income Taxes

U.S. and international components of loss before income taxes is as follows:

	Year Ended December 31,
(Thousands)	2023	2022	2021
U.S.	(34,695)	(51,607)	(28,573)
International	(6,130)	(3,743)	3,897
Loss before income taxes	$(40,825)	$(55,350)	$(24,676)

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(Thousands)	2023	2022	2021
Current expense (benefit)
Federal	$—	$—	$—
State	266	529	179
Foreign	(112)	1,619	(99)
Total current	154	2,148	80
Deferred expense (benefit)
Federal	(7,365)	173	(4,617)
State	236	81	(901)
Foreign	617	(2,291)	2,070
Total deferred	(6,512)	(2,037)	(3,448)

Income tax expense (benefit)	$(6,358)	$111	$(3,368)

A reconciliation of income tax expense (benefit) to the federal statutory rate is as follows:

	Year Ended December 31,
(Thousands)	2023	2022	2021
Income tax expense (benefit) at U.S. statutory income tax rate	$(8,573)	$(11,624)	$(5,182)
State income tax expense (benefit), net of federal benefit	(862)	(1,507)	(773)
Foreign rate differential	(260)	(15)	(304)
Change in fair value of warrants	(2,144)	6,232	—
Global intangible low-taxed income ("GILTI") inclusion	—	—	1,095
Transaction costs	—	—	260
Stock compensation (windfall)/shortfall	(838)	(195)	57
Corporate interest restriction	677	291	—
Excess compensation (§162(m))	717	182	—
Other permanent differences	161	146	78
Change in valuation allowance	4,414	7,319	632
Provision to return adjustments	—	(320)	(166)
Effect of change in foreign tax rates	—	(552)	1,181
Other	350	154	(246)
Income tax expense (benefit)	$(6,358)	$111	$(3,368)

Effective tax rate	15.6%	(0.2)%	13.6%

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax basis of existing assets and liabilities as follows:

(Thousands)	December 31, 2023	December 31, 2022
Deferred tax assets
Liabilities and reserves	$2,158	$2,300
Interest limitation	18,217	16,256
Net operating losses	21,804	13,483
Transaction expenses	186	206
Inventories	1,146	1,449
Stock compensation	1,205	794
Derivatives	—	552
Operating lease liabilities	16,223	2,430
Other	2,131	269
Total	63,070	37,739
Valuation allowance	(12,878)	(8,464)
Total deferred tax assets, net	$50,192	$29,275
Deferred tax liabilities
Property, plant and equipment	$(15,649)	$(13,334)
Intangible assets	(26,392)	(27,358)
Derivatives	(2,214)	—
Right-of-use assets	(16,041)	(2,403)
Other	(743)	(535)
Total	(61,039)	(43,630)
Net deferred tax liability	$(10,847)	$(14,355)

We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance related to domestic deferred tax assets of $9.9 million and $6.9 million, respectively, was recorded, of which $7.6 million and $5.5 million, respectively, was against a portion of the Company’s Section 163(j) interest limitation carryforward, and the remainder was against certain state net operating losses as of December 31, 2023 and 2022, respectively. A valuation allowance related to foreign deferred tax assets of $3.0 million and $1.6 million was recorded against certain foreign net operating losses as of December 31, 2023 and 2022, respectively. The amount of deferred tax assets considered realizable could be adjusted in the near term, resulting in an increase to the valuation allowance, if estimates of future taxable income during the carryforward period are reduced.

Activity in the valuation allowance is as follows:

(Thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$8,464	$1,145	$513
Additions	4,414	7,319	632
Ending Balance	$12,878	$8,464	$1,145

As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $88.3 million which do not expire. As of December 31, 2023, the Company had post-apportionment state net operating loss carryforwards of approximately $96.6 million which begin to expire in 2030. As of December 31, 2023, the Company had foreign net operating loss carryforwards of approximately $10.9 million which begin to expire in 2025.

As of December 31, 2023 and 2022, the Company’s reserve for uncertain tax positions was $4.0 million and $0.1 million, respectively. It is reasonably possible the Company’s reserve for uncertain tax positions could increase or decrease in the next 12 months. However, it is not practical to estimate the change, which may be influenced by several factors. Of the total reserve for uncertain tax positions as of December 31, 2023, only $0.1 million would impact the effective tax rate if released. As indicated in Note 3, the Company re-evaluates uncertain tax positions on a quarterly basis. The Company recognizes potential interest and penalties relating to unrecognized tax positions as a component of income tax expense (benefit). A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

(Thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$96	$96	$96
Additions for tax positions in prior period	2,473	—	—
Additions for tax positions in current period	1,421	—	—
Ending Balance	$3,990	$96	$96

As a result of the U.S. Tax Cuts and Jobs Act of 2017, or the Tax Act, our accumulated foreign earnings have been subjected to U.S. tax. Moreover, all future foreign earnings will be subject to a new territorial tax system and dividends received deduction regime in the U.S. As of December 31, 2023, undistributed earnings of certain foreign subsidiaries of approximately $6.8 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax or state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

We are subject to taxation in the United States and various states and foreign jurisdictions, including the United Kingdom. As of December 31, 2023, we have no tax years under examination by the IRS, and there are currently no state or foreign income tax examinations in process. The Company is subject to United States federal income tax examinations for years after 2020 and to state and foreign income tax examinations for years after 2015.

Note 19. Earnings Per Share

Prior to the Conversion, the Company’s ownership interests consisted of two classes of equity units, referred to as Common Units and Common Equivalent Preferred Units (“CEP Units”), which have been retroactively adjusted as shares reflecting the conversion ratios discussed in Note 4.

Westrock Series A Preferred Shares and our RSUs issued under our 2022 Equity Plan are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as Common Shares. As participating securities, we include these instruments in the computation of earnings per share under the two-class method described in ASC 260 Earnings per Share (“ASC 260”). Neither the Series A Preferred Shares nor the RSUs have a contractual obligation to share in losses of the Company. However, undistributed earnings are allocated to the participating securities.

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

	Year Ended December 31,
(Thousands)	2023	2022	2021
Warrants	19,149	19,373	—
Restricted stock	1,917	1,602	950
Options	1,445	3,217	3,200
If-converted securities	23,551	23,588	25,092

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated.

	Year Ended December 31,
(Thousands, except per share data)	2023	2022	2021
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(34,743)	$(77,633)	$(46,155)
Denominator:
Weighted-average common shares outstanding - basic	80,684	48,444	34,472
Basic earnings (loss) per common share	$(0.43)	$(1.60)	$(1.34)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(34,743)	$(77,633)	$(46,155)
Effect of participating securities	—	—	—
Effect of non-participating securities	—	—	—
Net income (loss) attributable to common shareholders - diluted	$(34,743)	$(77,633)	$(46,155)
Denominator:
Weighted-average common shares outstanding - basic	80,684	48,444	34,472
Effect of dilutive participating securities	—	—	—
Effect of dilutive non-participating securities	—	—	—
Weighted-average common shares outstanding - diluted	80,684	48,444	34,472

Dilutive loss per common share	$(0.43)	$(1.60)	$(1.34)

Note 20. Segment Information

Our two operating segments, Beverage Solutions and Sustainable Sourcing & Traceability, are evaluated using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense and the impact, which may be recurring in nature, of transaction, restructuring and integrations costs, including management services and consulting agreements entered into in connection with the acquisition of S&D Coffee, Inc., impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain costs specifically excluded from the calculation of EBITDA under our material debt agreements, such as facility start-up costs, and other similar or infrequent items (although we may not have had such charges in the periods presented).

Selected financial data related to our segments is presented below for the periods indicated:

	Year Ended December 31, 2023
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$722,865	$146,911	$(5,062)	$864,714

Adjusted EBITDA	41,624	3,457	n/a	45,081
Less:
Interest expense				29,157
Income tax expense (benefit)				(6,358)
Depreciation and amortization				26,584
Transaction, restructuring and integration expense				14,557
Change in fair value of warrants				(10,207)
Management and consulting fees (S&D acquisition)				556
Equity-based compensation				8,708
Conway extract and ready-to-drink facility start-up costs				11,698
Mark-to-market adjustments				(104)
Loss (gain) on disposal of property, plant and equipment				1,153
Other				3,904
Net loss				$(34,567)

Capital expenditures	$164,474	$137	n/a	$164,611
Total assets	891,170	80,344	n/a	971,514

	Year Ended December 31, 2022
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$685,303	$207,579	$(25,010)	$867,872

Adjusted EBITDA	53,951	6,102	n/a	60,053
Less:
Interest expense				35,497
Income tax expense (benefit)				111
Depreciation and amortization				24,210
Transaction, restructuring and integration expense				13,169
Change in fair value of warrants				29,675
Management and consulting fees (S&D acquisition)				3,868
Equity-based compensation				2,631
Mark-to-market adjustments				3,502
Loss (gain) on disposal of property, plant and equipment				935
Other				1,916
Net loss				$(55,461)

Capital expenditures	$63,158	$103	n/a	$63,261
Total assets	658,814	87,399	n/a	746,213

	Year Ended December 31, 2021
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$551,013	$170,035	$(22,904)	$698,144

Adjusted EBITDA	41,468	5,706	n/a	47,174
Less:
Interest expense				32,549
Income tax expense (benefit)				(3,368)
Depreciation and amortization				25,501
Transaction, restructuring and integration expense				8,835
Management and consulting fees (S&D acquisition)				6,382
Equity-based compensation				1,223
Mark-to-market adjustments				(3,585)
Loss (gain) on disposal of property, plant and equipment				243
Other				702
Net loss				$(21,308)

Capital expenditures	$24,501	$614	n/a	$25,115
Total assets	510,751	82,269	n/a	593,020

Approximately 100% of our long-lived assets were located in the United States as of December 31, 2023.

Note 21. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $238.7 million as of December 31, 2023 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

In addition, at December 31, 2023 we had an obligation to repurchase $8.3 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet.

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

The Consolidated Financial Statements reflect the following transactions with related parties:

	Year Ended December 31,
(Thousands)	2023	2022	2021
Interest expense:
Brown Brothers Harriman	$—	$541	$1,393
Wooster Capital	—	503	599
Jo Ellen Ford	—	139	214
Westrock Finance, LLC	—	—	423
Total	$—	$1,183	$2,629

In connection with the acquisition of S&D Coffee, Inc. in February 2020, the Company entered into a Management Services Agreement with Westrock Group, LLC (“Westrock Group”), whose controlling manager and controlling member, Greenbrier Holdings, LLC, is owned and controlled by our co-founder and Chief Executive Officer Scott Ford. Under the terms of the agreement, which expired in February 2023, Westrock Group was paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Consolidated Statements of Operations. During each year ended December 31, 2023, 2022 and 2021, the Company recognized $0.6 million, $3.3 million and $3.3 million, respectively, of such expenses. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expense. For the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses of $1.5 million, $0.9 million and $0.8 million, respectively, for such items, which are recorded in selling, general and administrative expense on our Consolidated Statements of Operations. At December 31, 2023, we had $0.2 million payable to Westrock Group.

Note 23. Subsequent Events

On January 8, 2024, the Company borrowed $50.0 million under the Delayed Draw Term Loan Facility, using a portion of the proceeds to repay outstanding borrowings under the Revolving Credit Facility.

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”). The Convertible Notes will be unsecured and senior obligations of the Company and will accrue interest at a rate of 5.00% per annum.

Pursuant to the terms of the Convertible Notes, noteholders may convert their Convertible Notes at their option only in the following circumstances: (i) during the period commencing on August 15, 2024, and prior to the close of business on the trading day immediately preceding August 15, 2028, if the closing price for at least 20 trading days (whether or not consecutive) during the period of any 30 consecutive trading days in the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price; (ii) during the period commencing on August 15, 2028, and prior to the close of business on the second scheduled trading day immediately preceding February 15, 2029, at any time; and (iii) during the 35 trading days following the effective date of certain fundamental change transactions that occur prior to the close of business on the trading day immediately preceding August 15, 2028.

The Company will settle conversions by paying or delivering, as applicable, at the Company’s election, cash, Common Shares, or a combination of cash and Common Shares. The Company may not issue more than 19.99% of the issued and outstanding Common Shares immediately prior to the issuance of the Convertible Notes in respect of the conversion of the Convertible Notes. The initial conversion price of the Convertible Notes is $12.84, which corresponds to an initial conversion rate of approximately 77.88 Common Shares per $1,000 principal amount of Convertible Notes. The conversion price and conversion rate are subject to customary adjustments.

The Convertible Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Convertible Notes contain customary terms regarding events of default. If any event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, then each noteholder may, by written notice to the Company, declare the principal amount of, and all accrued and unpaid interest on, such noteholder’s Convertible Notes to become due and payable immediately. If an event of default involving certain events of bankruptcy, insolvency or reorganization occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person.

The purchasers of the Convertible Notes are Westrock Group, LLC (a holder of more than 5% of the outstanding Common Shares and an affiliate of Scott Ford, the Company’s Chief Executive Officer and a member of the board of directors of the Company), Wooster Capital, LLC (an affiliate of Joe Ford, chairman of the board of directors), an affiliate of The Stephens Group, LLC (a holder of more than 5% of the outstanding Common Shares), an affiliate of Sowell Westrock, L.P. (a holder of more than 5% of the outstanding Common Shares), HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), an affiliate of the Herbert Hunt family and an individual investor. The offer and sale of the Convertible Notes was authorized and approved unanimously by the Audit & Finance Committee of the board of directors in accordance with the Company’s Related Party Transactions Policy.

On February 15, 2024, Westrock Beverage Solutions, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “Borrower”), entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement. The Third Amendment modified the existing covenant relief period (the “Covenant Relief Period”), which commenced on June 30, 2023 and will end on the earlier to occur of (i) April 1, 2026 and (ii) any date following June 30, 2024, on which the borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions. During the Covenant Relief Period, the Company’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments will be more limited. The Third Amendment permits the Company to issue convertible notes, including the Convertible Notes.

During the Covenant Relief Period, the Applicable Margin for any term SOFR rate loan will range from 3.00% to 4.00% and for any ABR loan will range from 2.00% to 3.00%, in each case depending on the secured net leverage ratio. After the Covenant Relief Period, the Applicable Margin for any term SOFR rate loan will range from 2.00% to 3.00% and for any ABR loan will range from 1.00% to 2.00%, in each case depending on the secured net leverage ratio.

The Credit Agreement, as amended, requires the Borrower to maintain compliance with (i) a secured net leverage ratio at levels ranging from 4.50:1.00 to 6.25:1.00 and stepping down to 4.50:1.00 by April 2026 and (ii) an interest coverage ratio of at least 1.50:1.00 on and prior to September 30, 2025 and at least 2.00:1.00 on December 31, 2025 and thereafter. The Credit Agreement, as amended, also includes (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan.

On March 8, 2024, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was reduced from $70.0 million to $55.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in our internal control over financial reporting, described below.

However, after giving full consideration to the material weaknesses, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP. Our Principal Executive Officer and Principal Financial Officer have certified that, based on such officer’s knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Principal Executive Office and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”). Based on that assessment, management has concluded that, as of December 31, 2023, due to the material weaknesses in internal control over financial reporting discussed below, the Company’s internal control over financial reporting was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting, which remain outstanding as of December 31, 2023.

Westrock did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness in risk assessment contributed to the following material weaknesses:

●	Westrock did not design and maintain effective controls over the period-end financial reporting process to achieve complete and accurate financial accounting, reporting and disclosures, including the presentation and classification of various accounts and the recognition of operating lease right-of-use assets and operating lease liabilities in the consolidated financial statements, which resulted in immaterial adjustments to certain interim and annual periods for the years ending December 31, 2020 through December 31, 2023, and material adjustments to the cash flow presentation of net repayments from repurchase agreements within financing activities within the condensed consolidated statement of cash flows for the six months ended June 30, 2023 and to operating lease right-of-use assets and operating lease liabilities within the consolidated balance sheet as of December 31, 2023.

●	Westrock did not design and maintain effective controls related to ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and account reconciliations, which did not result in adjustments to the consolidated financial statements.

●	Westrock did not design and maintain effective controls over certain information technology (“IT”) or general computer controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, Westrock did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and adequate restricted user and privileged access to financial applications, data and programs to the appropriate personnel; (iii) computer operations controls to ensure that data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in adjustments to the consolidated financial statements. However, the deficiencies, when aggregated, could impact Westrock’s ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, it was determined that these deficiencies in the aggregate constitute a material weakness.

Additionally, the material weaknesses could result in a misstatement of substantially all of Westrock’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

Remediation Activities

Westrock has taken and is taking certain measures to remediate the material weaknesses described above, including the following:

●	Hired additional accounting and IT personnel, including a new chief accounting officer hired in May 2021, a new technical accounting resource hired in April 2022, a new IT compliance resource hired in March 2023, and a new internal controls resource hired in April 2023 with the appropriate level of knowledge, training, and experience to improve our internal control over financial reporting and IT capabilities. Hired a Chief Information Officer in November 2023 with public company IT compliance and cybersecurity experience.

●	Developing and formalizing a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting based on criteria established in the COSO Framework. Entity level controls necessary to support management’s risk assessment and a process to evaluate the control environment in accordance with the COSO Framework were improved or implemented throughout 2023. Management is at various stages of designing or implementing additional controls that would further improve risk assessment.

●	Engaged a third party to assist in designing and implementing controls related to period-end financial reporting, segregation of duties and IT general controls.

●	Designed and implemented controls during the quarters ended June 30, September 30, and December 31, 2023 to formalize roles and review responsibilities to align with Westrock’s team’s skills and experience and designing and implementing controls over segregation of duties that include workflow automation and documentation, task reassignment, and policies and procedures enhancement around the preparation, review and oversight of account reconciliations and journal entries.

●	Designed and implemented formal accounting procedures and controls during the quarters ended September 30, and December 31, 2023 that support Westrock’s period-end financial reporting process, including controls over close procedures workflow, the preparation, review and oversight of account reconciliations and journal entries, evaluation of internal information for disclosure, and controls to reconcile financial statement and disclosure information to source documentation. Management is at various stages of designing other controls that would further improve period-end financial reporting.

●	During the quarter ended September 30, 2023, enhanced policies and procedures related to the management and approval of (i) changes in our IT environment, including procedures to review changes in IT data and the configuration of systems, (ii) system implementations and projects to ensure adequate governance, development, change management, and implementation controls, (iii) security access, including policies and procedures to set up or remove users to our IT systems, (iv) periodic security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels, and (v) review of service organization reports and related end-user control considerations.

●	Designed and implemented IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing for all IT systems during the quarters ended September 30, and December 31, 2023.

The enhancements are expected to remediate the material weaknesses described above when each is fully implemented and operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the remediation activities related to the material weaknesses described above in the Remediation Activities section, there were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	None.

(b)	During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive proxy statement for our 2024 annual meeting of stockholders (our “Proxy Statement”), which we expect to be filed with the SEC no later than 120 days after December 31, 2023, pursuant to Regulation 14A under the Exchange Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required to be set forth herein is incorporated by reference, when filed, from our Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information

Number of
Securities Remaining
Available for
	Number of			Future Issuance under
	Securities to be Issued		Weighted-Average	Equity Compensation
	Upon Exercise of		Exercise Price of	Plans (excluding
	Outstanding Options,		Outstanding Options,	securities reflected
Plan Category	Warrants and Rights		Warrants and Rights(2)	in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,831,487	(1)	$ 9.54	2,168,278	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	2,831,487		$ 9.54	2,168,278

(1) This amount represents the number of shares of common stock underlying (i) stock options granted under the 2020 Option Plan (841,705) and (ii) RSUs granted under the 2022 Equity Plan (1,989,782).

(2) The weighted average exercise price set forth in this column is calculated excluding outstanding RSUs since recipients are not required to pay an exercise price to receive the shares subject to such awards.

(3) Shares of common stock remaining available for grant under the 2022 Equity Plan, excluding shares underlying awards reflected in column (a). No further awards may be granted under the 2020 Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required to be set forth herein is incorporated by reference, when filed, from our Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required to be set forth herein is incorporated by reference, when filed, from our Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

Schedule I – Condensed Financial Information of the Registrant (Parent Company) as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023 appearing on pages S-1, S-2, S-3 and S-4 of this report.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Transaction Agreement, dated as of April 4, 2022, by and among Riverview Acquisition Corp., Westrock Coffee Holdings, LLC, Origin Merger Sub I, Inc. and Origin Merger Sub II, LLC	S-4	333-264464	2.1	August 3, 2022

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022

4.1	Amended and Restated Warrant Agreement by and among Westrock Coffee Company, Computershare Inc. and Computershare Trust Company, N.A.	10-Q	001-41485	4.1	August 29, 2022

4.2	Specimen Common Stock Certificate of Westrock Coffee Company	S-4	333-264464	4.5	August 3, 2022

4.3	Specimen Warrant Certificate of Westrock Coffee Company	S-4	333-264464	4.6	August 3, 2022

4.4	Amended and Restated Investor Rights Agreement, dated as of June 29, 2023, by and among Westrock Coffee Company, Westrock Group, LLC, BBH Capital Partners V, L.P., BBH Capital Partners V-A, L.P., BBH CPV WCC Co-Investment LLC, Riverview Sponsor Partners, LLC and HF Direct Investments Pool, LLC	8-K	001-41485	4.2	June 30, 2023

4.5	Form of Convertible Note of Westrock Coffee Company, dated February 15, 2024	8-K	001-41485	4.1	February 15, 2024

4.6	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934					*

10.1	Registration Rights Agreement, dated as of April 4, 2022, by and among Westrock Coffee Holdings, LLC and the other parties thereto	S-4	333-264464	10.1	August 3, 2022

10.2	Sponsor Support Agreement, dated as of April 4, 2022, by and among Westrock Coffee Holdings, LLC, Riverview Acquisition Corp., and Riverview Sponsor Partners, LLC	S-4	333-264464	10.4	August 3, 2022

10.3#	Form of Indemnification Agreement	S-4	333-264464	10.6	August 3, 2022

10.4	Credit Agreement, dated as of August 29, 2022, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto.	10-Q	001-41485	10.3	August 29, 2022

10.5	Incremental Assumption Agreement and Amendment No. 1, dated as of February 14, 2023, among Westrock Beverage Solutions, LLC, as borrower, Westrock Coffee Company, as holdings, the other guarantors party thereto, the Amendment No. 1 delayed draw term loan lenders, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-41485	10.1	February 14, 2023

10.6	Amendment No. 2, dated as of June 30, 2023, among Westrock Beverage Solutions, LLC, as the borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-41485	10.2	June 30, 2023

10.7	Amendment No. 3, dated as of February 15, 2024, among Westrock Beverage Solutions, LLC, as the borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent	8-K	001-41485	10.1	February 15, 2024

10.8#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Scott T. Ford	10-Q	001-41485	10.4	August 29, 2022

10.9#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and T. Christopher Pledger	10-Q	001-41485	10.5	August 29, 2022

10.10#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and William A. Ford	10-Q	001-41485	10.6	August 29, 2022

10.11#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Robert P. McKinney	10-K	001-41485	10.9	March 21, 2023

10.12#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and John Blake Schuhmacher	10-K	001-41485	10.10	March 21, 2023

10.13#	Westrock Coffee Company 2022 Equity Incentive Plan	10-Q	001-41485	10.7	August 29, 2022

10.14#	Form of Restricted Stock Unit Award Agreement	10-Q	001-41485	10.8	November 14, 2022

10.15#	Westrock Coffee Company Annual Cash Incentive Plan	10-Q	001-41485	10.8	August 29, 2022

10.16#	Amended and Restated Westrock Coffee Company 2020 Stock Option Incentive Plan	10-Q	001-41485	10.9	August 29, 2022

10.17#	Westrock Coffee Holdings, LLC Form of Option Award Agreement	S-4	333-264464	10.19	August 3, 2022

10.18#	Westrock Coffee Holdings, LLC Form of Restricted Unit Award Agreement	S-4	333-264464	10.20	August 3, 2022

10.19#	Westrock Coffee Company Deferred Compensation Plan for Non-Employee Directors					*

21	List of Subsidiaries of Westrock Coffee Company					*

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

						**

97	Westrock Coffee Company Compensation Recovery Policy (“Clawback Policy”)					*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*

101.DEF	XBRL Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*

104	Cover Page Interactive Data File – The Cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Filed herewith.

**   Furnished herewith.

#    Designates management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westrock Coffee Company
Date: March 15, 2024	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: March 15, 2024	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott T. Ford	Chief Executive Officer and Director	March 15, 2024
Scott T. Ford	(Principal Executive Officer)

/s/ T. Christopher Pledger	Chief Financial Officer	March 15, 2024
T. Christopher Pledger	(Principal Financial Officer)

/s/ Blake Schuhmacher	Chief Accounting Officer	March 15, 2024
Blake Schuhmacher	(Principal Accounting Officer)

/s/ Joe T. Ford	Chairman of the Board, Director	March 15, 2024
Joe T. Ford

/s/ R. Patrick Kruczek	Director	March 15, 2024
R. Patrick Kruczek

/s/ Hugh McColl, III	Director	March 15, 2024
Hugh McColl, III

/s/ R. Brad Martin	Director	March 15, 2024
R. Brad Martin

/s/ Mark Edmunds	Director	March 15, 2024
Mark Edmunds

/s/ Josie C. Natori	Director	March 15, 2024
Josie C. Natori

/s/ Leslie Starr	Director	March 15, 2024
Leslie Starr

/s/Oluwatoyin Umesiri	Director	March 15, 2024
Oluwatoyin Umesiri

/s/Jeffrey H. Fox	Director	March 15, 2024
Jeffrey H. Fox

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED BALANCE SHEET

(Thousands, except par value)	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$49	$77
Related party receivables	60	2,000
Total current assets	109	2,077

Deferred income taxes	4,332	1,032
Investment in consolidated subsidiaries	432,991	336,753
Total Assets	$437,432	$339,862

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Accrued expenses and other current liabilities	$30	$38
Related party payables	4,645	98
Total current liabilities	4,675	136

Warrant liabilities	44,801	55,521
Total liabilities	49,476	55,657

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,512 shares and 23,588 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively, $11.50 liquidation value	274,216	274,936

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 88,051 shares and 75,020 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	880	750
Additional paid-in-capital	471,666	342,664
Accumulated deficit	(362,624)	(328,042)
Accumulated other comprehensive income (loss)	3,818	(6,103)
Total shareholders' equity	113,740	9,269

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$437,432	$339,862

See accompanying notes to the condensed financial statements.

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Thousands, except per share data)	2023	2022	2021
Selling, general and administrative expense	$8,764	$—	$—
Transaction, restructuring and integration expense	344	—	—
Total operating expenses	9,108	—	—
Loss from operations	(9,108)	—	—
Other (income) expense
Change in fair value of warrant liabilities	(10,207)	29,675	—
Other, net	(24)	—	—
Loss (earnings) from consolidated subsidiaries	39,006	23,364	21,947
Loss before income taxes	(37,883)	(53,039)	(21,947)
Income tax expense (benefit)	(3,301)	2,146	—
Net loss attributable to shareholders	(34,582)	(55,185)	(21,947)
Comprehensive loss attributable to common shareholders	$(24,822)	$(95,754)	$(37,957)

See accompanying notes to the condensed financial statements.

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Thousands)	2023	2022	2021
Cash flows from operating activities:
Net cash used in operating activities	$(22,981)	$(14,950)	$(22,425)
Cash flows from financing activities:
Proceeds from related party debt	—	11,700	—
Proceeds from issuance of common equivalent preferred units	—	—	17,000
Proceeds from de-SPAC merger and PIPE financing	—	255,737	—
Payment of common equity issuance costs	(1,000)	(23,998)	—
Proceeds from common equity issuance	118,767	—	—
Payment of preferred equity issuance costs	—	(1,250)	—
Common equivalent preferred dividends	—	(4,380)	—
Payment of taxes for net share settlement of equity awards	(2,977)	(477)	—
Proceeds from exercise of stock options	848	375	(162)
Proceeds from exercise of Public Warrants	2,632	—	—
Intercompany transactions, net	(95,317)	(223,700)	6,607
Net cash provided by financing activities	22,953	14,007	23,445
Net increase (decrease) in cash and cash equivalents and restricted cash	(28)	(943)	1,020
Cash and cash equivalents and restricted cash at beginning of period	77	1,020	—
Cash and cash equivalents and restricted cash at end of period	$49	$77	$1,020

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