Form 10-Q
period 2024-03-31
Westrock Coffee Co
filed 2024-05-09
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number: 001-41485

WESTROCK COFFEE COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0977200
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4009 N. Rodney Parham Road, 4th Floor
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

Large accelerated filer	◻	Accelerated filer	☒	Non-accelerated filer	◻	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ⌧

As of May 3, 2024, the Registrant had 89,531,651 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements including, but not limited to, the following statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future, our expectations regarding the build-out of the Conway, Arkansas facility and when it will begin commercial production; our expectations regarding capital expenditures; our expectations regarding the timing and benefits of the Company’s joint venture with Select Milk; our future liquidity needs and access to capital; and our expectations regarding remediation of the material weaknesses in our internal control over financial reporting. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

●	the fact that we have incurred net losses in the past, may incur net losses in the future, and may not achieve profitability;
●	risks associated with operating a coffee trading business and a coffee exporting business;

●	the volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;

●	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;

●	deterioration in general macroeconomic conditions and/or decreases in consumer spending on discretionary items;

●	disruption in operations at any of our, our suppliers’ or our co-manufacturers’ production, distribution or manufacturing facilities or other loss of manufacturing capacity;
●	our inability to anticipate customer preferences and successfully develop new products;

●	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;

●	failure to retain key personnel or recruit qualified personnel;

●	our inability to hedge commodity risks;

●	consolidation among our distributors and customers or the loss of any key customer;

●	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;

●	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;

●	our inability to effectively manage the growth and increased complexity of our business;

●	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;

●	our inability to secure the additional capital needed to operate and grow our business;
●	our inability to successfully execute our remediation plans with regards to the material weaknesses in our internal control over financial reporting;

●	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;

●	a material failure, inadequacy or interruption of our information technology systems;

●	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;

●	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;

●	our inability to comply with the financial covenants in our credit agreement;

●	our inability to complete the construction of our new facility in Conway, Arkansas within the anticipated time frame or incurring additional expenses in the process;

●	our corporate structure and organization, which may prevent or delay attempts to acquire a controlling interest in the Company;

●	the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;
●	the impact of current global economic conditions, including those caused by economic slowdowns or recessions, changes in political, economic or industry conditions, global conflicts (including the ongoing conflicts in Europe, the Middle East and Latin America), inflation, the interest rate environment, U.S. government shutdowns, downgrades to the U.S. government’s sovereign credit rating or other conditions affecting the global financial and capital markets, and epidemic, pandemic or other health issues; and

●	other risks, uncertainties and factors set forth in the “Business” and “Risk Factors” sections in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2024 (“Annual Report”) and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

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

Westrock Coffee Company

FORM 10-Q

March 31, 2024

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$12,571	$37,196
Restricted cash	1,205	644
Accounts receivable, net of allowance for credit losses of $3,356 and 2,915, respectively	90,214	99,158
Inventories	140,354	149,921
Derivative assets	15,424	13,658
Prepaid expenses and other current assets	13,457	12,473
Total current assets	273,225	313,050

Property, plant and equipment, net	400,839	344,038
Goodwill	116,111	116,111
Intangible assets, net	120,950	122,945
Operating lease right-of-use assets	64,000	67,601
Other long-term assets	8,131	7,769
Total Assets	$983,256	$971,514

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$12,118	$9,811
Short-term debt	34,432	43,694
Accounts payable	44,230	69,106
Supply chain finance program	78,706	78,076
Derivative liabilities	4,229	3,731
Accrued expenses and other current liabilities	46,573	35,217
Total current liabilities	220,288	239,635

Long-term debt, net	224,090	223,092
Convertible notes payable - related party, net	49,654	—
Deferred income taxes	16,722	10,847
Operating lease liabilities	60,400	63,554
Warrant liabilities	44,761	44,801
Other long-term liabilities	1,528	1,629
Total liabilities	617,443	583,558

Commitments and contingencies (Note 20)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,512 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively, $11.50 liquidation value	274,129	274,216

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 88,282 shares and 88,051 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	883	880
Additional paid-in-capital	473,064	471,666
Accumulated deficit	(386,297)	(362,624)
Accumulated other comprehensive income	4,034	3,818
Total shareholders' equity	91,684	113,740

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$983,256	$971,514

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2024	2023
Net sales	$192,500	$205,442
Costs of sales	155,226	171,144
Gross profit	37,274	34,298

Selling, general and administrative expense	44,440	34,122
Transaction, restructuring and integration expense	2,964	6,644
Loss on disposal of property, plant and equipment	2	896
Total operating expenses	47,406	41,662
Loss from operations	(10,132)	(7,364)

Other (income) expense
Interest expense	7,579	6,029
Change in fair value of warrant liabilities	(41)	(5,529)
Other, net	135	821
Loss before income taxes and equity in earnings from unconsolidated entities	(17,805)	(8,685)
Income tax expense (benefit)	5,815	(4,359)
Equity in (earnings) loss from unconsolidated entities	53	—
Net loss	$(23,673)	$(4,326)
Net income (loss) attributable to non-controlling interest	—	15
Net loss attributable to shareholders	(23,673)	(4,341)
Accretion of Series A Convertible Preferred Shares	87	(429)
Net loss attributable to common shareholders	$(23,586)	$(4,770)

Loss per common share:
Basic	$(0.27)	$(0.06)
Diluted	$(0.27)	$(0.13)

Weighted-average number of shares outstanding:
Basic	88,095	75,358
Diluted	88,095	76,693

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Thousands)	2024	2023
Net loss	$(23,673)	$(4,326)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	186	2,240
Foreign currency translation adjustment	30	(18)
Total other comprehensive income (loss)	216	2,222
Comprehensive loss	(23,457)	(2,104)
Comprehensive income (loss) attributable to non-controlling interests	—	15
Comprehensive loss attributable to shareholders	(23,457)	(2,119)
Accretion of Series A Convertible Preferred Shares	87	(429)
Comprehensive loss attributable to common shareholders	$(23,370)	$(2,548)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2022	75,020	$750	$342,664	$(328,042)	$(6,103)	$2,460	$11,729
Net income (loss)	—	—	—	(4,341)	—	15	(4,326)
Issuance of common shares related to acquisitions	40	2	444	—	—	—	446
Issuance of common shares related to Public Warrant exercise	229	2	3,142	—	—	—	3,144
Issuance of common shares related to stock options exercised	6	1	62	—	—	—	63
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	22	1	253	—	—	—	254
Accretion of Series A Convertible Preferred Shares	—	—	(429)	—	—	—	(429)
Other comprehensive income (loss)	—	—	—	—	2,222	—	2,222
Equity-based compensation	311	3	1,545	—	—	—	1,548
Net share settlement of equity awards	—	—	(1,841)	—	—	—	(1,841)
Balance at March 31, 2023	75,628	$759	$345,840	$(332,383)	$(3,881)	$2,475	$12,810

Balance at December 31, 2023	88,051	$880	$471,666	$(362,624)	$3,818	$—	$113,740
Net income (loss)	—	—	—	(23,673)	—	—	(23,673)
Accretion of Series A Convertible Preferred Shares	—	—	87	—	—	—	87
Other comprehensive income (loss)	—	—	—	—	216	—	216
Equity-based compensation	231	3	2,452	—	—	—	2,455
Net share settlement of equity awards	—	—	(1,141)	—	—	—	(1,141)
Balance at March 31, 2024	88,282	$883	$473,064	$(386,297)	$4,034	$—	$91,684

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(23,673)	$(4,326)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,548	5,874
Equity-based compensation	2,455	1,548
Provision for credit losses	441	497
Amortization of deferred financing fees included in interest expense	1,050	453
Loss on disposal of property, plant and equipment	2	896
Mark-to-market adjustments	(1,640)	(1,236)
Change in fair value of warrant liabilities	(41)	(5,529)
Foreign currency transactions	245	307
Deferred income tax expense (benefit)	5,815	(4,359)
Other	343	259
Change in operating assets and liabilities:
Accounts receivable	8,397	(14,048)
Inventories	8,907	6,626
Derivative assets and liabilities	1,302	(76)
Prepaid expense and other assets	494	(9,510)
Accounts payable	(18,038)	(10,756)
Accrued liabilities and other	14,372	8,249
Net cash provided by (used in) operating activities	7,979	(25,131)
Cash flows from investing activities:
Additions to property, plant and equipment	(68,914)	(19,625)
Additions to intangible assets	(43)	(41)
Acquisition of business, net of cash acquired	—	(2,392)
Proceeds from sale of property, plant and equipment	21	30
Net cash used in investing activities	(68,936)	(22,028)
Cash flows from financing activities:
Payments on debt	(100,462)	(56,358)
Proceeds from debt	73,813	106,706
Payments on supply chain financing program	(38,980)	—
Proceeds from supply chain financing program	39,610	—
Proceeds from convertible notes payable	72,000	—
Payment of debt issuance costs	(2,934)	(405)
Net proceeds from (repayments of) repurchase agreements	(4,933)	(4,418)
Proceeds from exercise of stock options	—	63
Proceeds from exercise of Public Warrants	—	2,632
Payment for taxes for net share settlement of equity awards	(1,141)	(1,841)
Net cash provided by financing activities	36,973	46,379
Effect of exchange rate changes on cash	(80)	(55)
Net decrease in cash and cash equivalents and restricted cash	(24,064)	(835)
Cash and cash equivalents and restricted cash at beginning of period	37,840	26,405
Cash and cash equivalents and restricted cash at end of period	$13,776	$25,570

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$17,508	$4,168

The total cash and cash equivalents and restricted cash is as follows:

(Thousands)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$12,571	$23,688
Restricted cash	1,205	1,882
Total	$13,776	$25,570

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

Note 2. Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency. They do not include all the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include the activities of the Company and its wholly owned and/or controlled subsidiaries. All intercompany balances and transactions have been eliminated. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

The interim financial information is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of results for the interim periods have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited December 31, 2023 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2024. Accordingly, certain significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our audited financial statements.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that projected cash flow from operations, including current projections of the timing and amount of cash flows to be generated from our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”), and available borrowings under its Credit Agreement, as amended, will be sufficient to fund operations for at least the next twelve months. However, during the three months ended March 31, 2024, the Company incurred net losses of $23.7 million. If we are unable to achieve our profitability growth projections and maintain our minimum liquidity requirements, as a result of, for example, experiencing any adverse impact of changes or delays in the estimated timing and volume of products to be commercialized in our Conway Facility over the next twelve months, and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants. As management’s ability to amend its financial covenants cannot be assured, management has committed to raise additional capital, delay growth capital expenditures and/or reduce operating expenses, including headcount, salary and/or bonus reductions, all of which are in the Company’s control, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Activity in the allowance for credit losses for the periods indicated was as follows:

	Three Months Ended March 31,
(Thousands)	2024	2023
Balance at beginning of period	$2,915	$3,023
Charged to selling, general and administrative expense	441	497
Write-offs	—	(1,004)
Total	$3,356	$2,516

Inventories

Within our Sustainable Sourcing & Traceability segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024 and 2023, we recognized $0.7 million of net unrealized losses and $2.3 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Capitalized Interest

We capitalize a portion of interest costs incurred related to assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on eligible expenditures incurred during the period involved in bringing the assets to their intended use and the Company’s weighted-average interest rate during the period. For the three months ended March 31, 2024, we capitalized $2.8 million of interest costs. No such interest was capitalized during the three months ended March 31, 2023.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. At March 31, 2024 and December 31, 2023, there were $78.7 million and $78.1 million of obligations outstanding under the Program, respectively.

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

The effective income tax rates for the three months ended March 31, 2024 and 2023 were (32.6)% and 50.2%, respectively.  The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets and certain permanent differences, including nondeductible expenses related to executive compensation. The effective tax rate for the three months ended March 31, 2024 differs from the effective tax rate for the same period in 2023 primarily due to the Company’s full year forecasted ordinary income (loss) in the periods.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") released Pillar Two Model Rules, which provide for a global minimum tax of 15% on multinational entities. Although the U.S. has not yet adopted the Pillar Two Model Rules, several foreign countries enacted Pillar Two legislation in 2023 with an initial effective date of January 1, 2024. The impact of Pillar Two legislation on the Company's 2024 effective tax rate is expected to be minimal. Management will continue to monitor future Pillar Two legislation in relevant jurisdictions for any impacts to the Company's effective tax rate.

Recently adopted accounting pronouncements

ASU 2022-04 - Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the amendments within ASU 2022-04 on a retrospective basis effective January 1, 2023. The amendments to ASU 2022-04 do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs.

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

The Enhancement and Standardization of Climate-Related Disclosure for Investors

In March 2024, the SEC adopted final rules requiring registrants to provide certain climate-related disclosures, including Scope 1 and Scope 2 greenhouse gas emissions to the extent they are material. These rules require certain disclosures related to severe weather events and other natural conditions in the notes to audited financial statements. These disclosures are required to phase-in over multiple years beginning with fiscal 2025 for large accelerated filers and fiscal 2026 for accelerated filers. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the impact of the new rules.

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

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such transactions are accounted for as financing transactions in accordance with ASC 606.  At March 31, 2024 and December 31, 2023, the Company has $3.4 million and $8.3 million, respectively, of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024 and 2023, we recorded $2.3 million of net unrealized gains and $1.0 million of net unrealized losses, respectively, within costs of sales.

For the three months ended March 31, 2024 and 2023, the Company recognized $35.0 million and $24.4 million in revenues under ASC 815, respectively, which are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.8 million and $1.5 million at March 31, 2024 and December 31, 2023, respectively. Other accrued deductions were $3.4 million and $2.7 million at March 31, 2024 and December 31, 2023, respectively, and are included as a reduction to accounts receivable, net in the Condensed Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of March 31, 2024 or December 31, 2023. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At March 31, 2024 and December 31, 2023, accounts receivable, net included $96.1 million and $104.8 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of March 31, 2024 and December 31, 2023, no costs were capitalized as all arrangements were less than a year.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended March 31,
(Thousands)	2024	2023
Coffee & tea	$118,768	$146,349
Flavors, extracts & ingredients	38,416	33,862
Other	875	998
Green coffee	34,441	24,233
Net sales	$192,500	$205,442

	Three Months Ended March 31,
(Thousands)	2024	2023
United States	$160,134	$185,561
All other countries	32,366	19,881
Net sales	$192,500	$205,442

Note 5. Acquisitions

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

Note 6. Inventories

The following table summarizes inventories as of March 31, 2024 and December 31, 2023:

(Thousands)	March 31, 2024	December 31, 2023
Raw materials	$78,720	$78,882
Finished goods	30,074	26,857
Green coffee	31,560	44,182
Total inventories	$140,354	$149,921

Green coffee inventories represent green coffee held for resale. At March 31, 2024 and December 31, 2023, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 7. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of March 31, 2024 and December 31, 2023:

(Thousands)	Depreciable Lives	March 31, 2024	December 31, 2023
Land		$8,756	$8,778
Buildings	10-40 years	45,975	35,911
Leasehold improvements(1)		12,465	9,800
Plant equipment	3-15 years	130,648	128,639
Vehicles and transportation equipment	3-5 years	632	648
IT systems	3-7 years	12,576	8,909
Furniture and fixtures	3-10 years	3,289	3,294
Customer beverage equipment(2)	3-5 years	22,982	22,931
Lease right-of-use assets(3)		81	81
Construction in progress and equipment deposits		251,852	208,308
		489,256	427,299
Less: accumulated depreciation		(88,417)	(83,261)
Property, plant and equipment, net		$400,839	$344,038

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three months ended March 31, 2024 and 2023 was $5.5 million and $3.9 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at March 31, 2024 are expected to be in production use.

Note 8. Goodwill

The following table reflects the carrying amount of goodwill as of March 31, 2024 and December 31, 2023:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2023
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at March 31, 2024
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 9. Intangible Assets, Net

The following table summarizes intangible assets, net as of March 31, 2024 and December 31, 2023:

	March 31, 2024
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(28,415)	$120,233
Favorable lease asset	790	(481)	309
Software	1,119	(711)	408
Intangible assets, net	$150,557	$(29,607)	$120,950

	December 31, 2023
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(26,487)	$122,161
Favorable lease asset	790	(413)	377
Software	1,079	(672)	407
Intangible assets, net	$150,517	$(27,572)	$122,945

Amortization expense of intangible assets was $2.0 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the weighted average useful life for definite-lived intangibles is approximately 20 years.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Right-of-use operating lease assets	Operating lease right-of-use assets	$64,000	$67,601
Operating lease liabilities - current	Accrued expenses and other current liabilities	4,650	4,809
Operating lease liabilities - noncurrent	Operating lease liabilities	60,400	63,554

During the three months ended March 31, 2024 and 2023, the Company obtained $1.0 million and $6.0 million of right-of-use operating lease assets in exchange for lease obligations.

On February 12, 2024, following the completion of its 530,000 square foot distribution center in Conway, Arkansas, the Company entered into a lease termination agreement for the premises located at 1601 Gregory Street, North Little Rock, Arkansas, 72114, originally entered into on October 24, 2018. The lease will terminate by mutual agreement, effective June 30, 2024. As of the date of this Quarterly Report on Form 10-Q, no costs have been incurred, and no costs are expected to be incurred, by the Company as a result of the lease termination. This lease termination event does not significantly alter the Company’s operational capabilities or its financial position.

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs for the three months ended March 31, 2024 and 2023, respectively, are as follows:

	Three Months Ended March 31,
(Thousands)	2024	2023
Operating lease cost	$2,792	$1,221
Short-term lease cost	232	234
Total	$3,024	$1,455

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted-average discount rate	7.8%	7.8%
Weighted-average remaining lease term	12.6 years	12.9 years

Supplemental cash flow information about the Company’s leases as of March 31, 2024 and 2023, respectively, is as follows:

	Three Months Ended March 31,
(Thousands)	2024	2023
Cash paid related to operating lease liabilities	$2,503	$1,065

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of March 31, 2024.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2024 are as follows:

(Thousands)
Remainder of 2024	$7,012
2025	8,271
2026	7,651
2027	7,698
2028	7,157
Thereafter	68,540
Total future minimum lease payments	106,329
Less: imputed interest	(41,279)
Present value of minimum lease payments	$65,050

Note 11. Debt

Our long-term debt at March 31, 2024 and December 31, 2023 is as follows:

(Thousands)	March 31, 2024	December 31, 2023
Term loan facility	$161,875	$164,063
Delayed draw term loan facility	50,000	—
Revolving credit facility	—	65,000
Convertible notes payable	72,000	—
International trade finance lines	34,432	43,694
International notes payable	5,985	6,179
Other loans	34	39
Total debt	324,326	278,975
Unamortized debt costs	(4,032)	(2,378)
Current maturities of long-term debt	(12,118)	(9,811)
Convertible notes payable - related party, net	(49,654)	—
Short-term debt	(34,432)	(43,694)
Long-term debt, net	$224,090	$223,092

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

At March 31, 2024, the interest rate applicable to our Term Loan Facility was 9.2%, and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.7%. At March 31, 2024, no amounts were outstanding under the Revolving Credit Facility and we had $2.6 million of standby letters of credit outstanding.

On February 15, 2024, Westrock Beverage Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Borrower”), entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement. The Third Amendment modified the existing covenant relief period (the “Covenant Relief Period”), which commenced on June 30, 2023 and will end on the earlier to occur of (i) April 1, 2026 and (ii) any date following June 30, 2024, on which the borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions. During the Covenant Relief Period, the Company’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments will be more limited. The Third Amendment permits the Company to issue convertible notes, including the Convertible Notes (as defined below).

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

The Term Loan Facility and Delayed Draw Term Loan Facility requires quarterly principal payments totaling approximately $2.8 million (1.25% of the original principal balance). Quarterly payments increase to approximately $4.2 million and $5.6 million (1.875% and 2.5% of the original principal balance) during the final two years of the agreements, respectively.

We incurred a total of $2.4 million in financing fees in connection with the Third Amendment. Approximately $1.3 million of the fees were allocated to the Term Loan Facility and are being amortized over the remaining term of the Term Loan Facility utilizing the frozen effective yield method based on the interest rate in place at the issuance of the Term Loan Facility. Approximately $1.0 million of the fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Condensed Consolidated Balance Sheets and are being amortized ratably over the remaining term of the Revolving Credit Facility.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”), of which $50.0 million was from related parties (See Note 21). The Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At March 31, 2024, the carrying value of the Convertible Notes was $71.5 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

International Debt and Lending Facilities

On March 21, 2023, we entered into a $70 million working capital trade finance facility with multiple financial institutions through our subsidiary, Falcon. The facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility was set to mature one year from inception. Borrowings under the facility bore interest at the borrower’s option at a rate equal to (a) Term SOFR, as defined in the facility, plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

On March 8, 2024, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was reduced from $70.0 million to $55.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At March 31, 2024, there was $27.8 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of March 31, 2024.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days before the Quotation Day; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At March 31, 2024, there was $5.0 million of outstanding borrowings under the facility, of which $4.5 million and $0.5 million, is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of March 31, 2024.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $6.7 million at March 31, 2024 and (b) a long-term note payable with a balance of $1.0 million at March 31, 2024.

Note 12. Series A Preferred Shares

The Company has 23,511,922 Westrock Series A Preferred Shares outstanding, which rank senior to the Common Shares with respect to dividend rights and/or distribution rights upon the liquidation, winding up or dissolution, as applicable, of Westrock. Each holder of Westrock Series A Preferred Shares is entitled to vote, on an as-converted basis, as a single class with the holders of Common Shares and the holders of any other class or series of capital stock of Westrock then entitled to vote with the Common Shares on all matters submitted to a vote of the holders of Common Shares.

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

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,511,922 Series A Preferred Shares outstanding at March 31, 2024 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

At any time after February 26, 2028, Westrock may redeem, ratably, in whole or, from time to time in part, the Westrock Series A Preferred Shares of any holder then outstanding at the redemption price in cash, equal to the greater of (i) the liquidation preference and (ii) the product of (x) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the date of the exercise of such call is notified by Westrock (including fractional shares for this purpose) and (y) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the date of the exercise of such call by Westrock. The redemption price for the Westrock Series A Preferred Shares held by controlled affiliates of Brown Brothers Harriman & Co. (“BBH Investors”) may not be less than the $18.50 per Westrock Series A Preferred Share (subject to adjustments); provided that, Westrock may redeem such shares in such a case if it pays an incremental price per share on the redemption date to the BBH Investors equal to the difference between $18.50 (subject to adjustments) and the redemption price otherwise.

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three months ended March 31, 2024 and 2023, the Company recorded $0.1 million of amortization and $0.4 million of accretion, respectively, with respect to the Westrock Series A Preferred Shares.

Note 13. Common Stock Warrants

The Company has 19,144,120 common stock warrants outstanding at March 31, 2024. 17,118,074 of the warrants are publicly-traded (the “Westrock Public Warrants”) and 2,026,046 of the warrants are private placements warrants (the “Westrock Private Warrants” and together with the Westrock Public Warrants, the “Westrock Warrants”). The Westrock Warrants are included in warrant liabilities on the Company’s Condensed Consolidated Balance Sheet. The Westrock Warrants entitle the holder to purchase one share of Common Share at an exercise price of $11.50 per share.

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

The Westrock Private Warrants are generally identical to the Westrock Public Warrants, except they cannot be redeemable by Westrock so long as they are held by the existing holders or its permitted transferees. Furthermore, the existing holders, or their permitted transferees, have the option to exercise the Westrock Private Warrants on a cashless basis.

We account for the Westrock Warrants in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Condensed Consolidated Statements of Operations.

The Company re-measures the fair value of the Westrock Public Warrants based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants are valued using a binomial lattice valuation model. For the three months ended March 31, 2024 and 2023, the Company recognized less than $0.1 million and $5.5 million of gains, respectively, related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Condensed Consolidated Statements of Operations.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended March 31, 2024 or 2023.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 16.1 million pounds and 11.5 million pounds as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 9.9 million pounds and 8.4 million pounds, respectively.

Approximately $0.1 million of net realized gains and $0.7 million of net realized losses, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the estimated amount of net gains reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $3.6 million.

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

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$2,772	$3,355
Total		$2,772	$3,355

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$12,652	$10,303
Total		12,652	10,303
Total derivative assets		$15,424	$13,658

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$4,229	$3,731
Total derivative liabilities		$4,229	$3,731

1 - The fair value of coffee futures excludes amounts related to margin accounts.

The following table presents the pre-tax net gains and losses for our derivative instruments for the three months ended March 31, 2024 and 2023, respectively:

		Three Months Ended March 31,
(Thousands)	Statement of Operations Location	2024	2023
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$92	$(721)

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$2,340	$(1,028)

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.

●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at March 31, 2024:

	March 31, 2024
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$27,017	$—	$27,017
Coffee futures contracts	2,772	—	—	2,772
Forward purchase and sales contracts	—	12,652	—	12,652
Total	$2,772	$39,669	$—	$42,441

Liabilities:
Forward purchase and sales contracts	—	4,229	—	4,229
Westrock Public Warrants	39,372	—	—	39,372
Westrock Private Warrants	—	—	5,389	5,389
Total	$39,372	$4,229	$5,389	$48,990

The following table presents the change in fair value of Level 3 Westrock Private Warrant liabilities:

Westrock
(Thousands)	Private Warrants
Fair value as of December 31, 2023	$5,430
Change in fair value	(41)
Fair value as of March 31, 2024	$5,389

The following table summarizes the fair value of financial instruments at December 31, 2023:

	December 31, 2023
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$33,447	$—	$33,447
Coffee futures contracts	3,355	—	—	3,355
Forward purchase and sales contracts	—	10,303	—	10,303
Total	$3,355	$43,750	$—	$47,105

Liabilities:
Forward purchase and sales contracts	—	3,731	—	3,731
Westrock Public Warrants	39,371	—	—	39,371
Westrock Private Warrants	—	—	5,430	5,430
Total	$39,371	$3,731	$5,430	$48,532

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

Westrock Public Warrants are valued based on their quoted market price of $2.30 per warrant as of March 31, 2024 and December 31, 2023, respectively. Westrock Private Warrants price of $2.66 and $2.68 per warrant as of March 31, 2024 and December 31, 2023, respectively, are valued using a binomial lattice valuation model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs were as follows:

	March 31, 2024	December 31, 2023
Stock price	$10.33	$10.21
Exercise price	11.50	11.50
Expected term (years)	5.00	5.00
Expected volatility	33.40%	33.80%
Risk-free rate of return	4.31%	3.91%
Dividend yield	0.00%	0.00%

The most significant of these primary unobservable inputs utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, a supply chain finance program, convertible notes payable, short-term debt and long-term debt. The carrying amount of cash, accounts receivable, accounts payable, short-term debt and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility, Revolving Credit Facility and Delayed Draw Term Loan Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of March 31, 2024 as the interest rate on these facilities is adjusted for changes in the market rates. The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of March 31, 2024, as the Convertible Notes were issued on February 15, 2024. The fair value of the Term Loan Facility, Revolving Credit Facility, Delayed Draw Term Loan Facility and Convertible Notes was determined based on Level 2 inputs under the fair value hierarchy.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three months ended March 31, 2024 or 2023, requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

At March 31, 2024, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Condensed Consolidated Balance Sheets. As of March 31, 2024, there have been no adjustments, upward or downward, to the carrying value.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
(Thousands)	2024	2023
Unrealized gain (loss) on derivative instruments:
Balance at beginning of period	$3,362	$(6,355)
Other comprehensive income (loss) before reclassifications	337	2,354
Amounts reclassified from accumulated comprehensive income	(92)	721
Tax effect	(59)	(835)
Net accumulated other comprehensive income	3,548	(4,115)
Less: Other comprehensive income attributable to non-controlling interests	—	—
Balance at end of period	3,548	(4,115)
Foreign currency translation adjustment
Balance at beginning of period	456	252
Other comprehensive income (loss) before reclassifications	30	(18)
Amounts reclassified from accumulated comprehensive income	—	—
Tax effect	—	—
Net accumulated other comprehensive income	486	234
Less: Other comprehensive income attributable to non-controlling interests	—	—
Balance at end of period	486	234
Accumulated other comprehensive income (loss) at end of period	$4,034	$(3,881)

Note 17. Equity-Based Compensation

During the three months ended March 31, 2024 and 2023, the Company granted 1.3 million and 1.1 million restricted stock units (“RSUs”), respectively, under the Westrock Coffee Company 2022 Equity Incentive Plan (the “2022 Equity Plan”). The RSUs had a grant date fair value of $12.3 million and $13.0 million, respectively, which was calculated using the closing price of the Common Shares on the applicable date of grant. The RSUs are amortized on a straight-line basis to expense over the vesting period. For RSUs issued during 2024, the vesting period is four years, and for RSUs issued prior to 2024, the vesting period is three years. As of March 31, 2024, there were 2.7 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the three months ended March 31, 2024.

		Weighted-Average
		Fair Value at
	Units	Grant Date
Outstanding at December 31, 2023	1,989,782	$11.51
Granted	1,276,276	9.60
Forfeited	(17,563)	11.63
Vested	(348,895)	11.93
Outstanding at March 31, 2024	2,899,600	$10.62

Note 18. Earnings per Share

Westrock Series A Preferred Shares and our RSUs issued under our 2022 Equity Incentive Plan are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as Common Shares. As participating securities, we include these instruments in the computation of earnings per share under the two-class method described in ASC 260 Earnings per Share (“ASC 260”).

The dilutive effect of Westrock Series A Preferred Shares and the Convertible Notes is calculated using the if-converted method, which assumes an add-back of any accretion on preferred shares and interest expense associated with the Convertible Notes to net income attributable to shareholders as if the securities were converted to common shares at the beginning of the reporting period (or at the time of issuance, if later), and the resulting common shares being included in the number of weighted-average units outstanding.

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

	Three Months Ended March 31,
(Thousands)	2024	2023
Warrants	19,144	—
Restricted stock	2,148	2,210
Options	1,328	1,517
If-converted securities	27,073	23,583

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated.

	Three Months Ended March 31,
(Thousands, except per share data)	2024	2023
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(23,586)	$(4,770)
Denominator:
Weighted-average common shares outstanding - basic	88,095	75,358
Basic earnings (loss) per common share	$(0.27)	$(0.06)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(23,586)	$(4,770)
Effect of participating securities	—	—
Effect of non-participating securities	—	(5,529)
Net income (loss) attributable to common shareholders - diluted	$(23,586)	$(10,299)
Denominator:
Weighted-average common shares outstanding - basic	88,095	75,358
Effect of dilutive participating securities	—	1,335
Effect of dilutive non-participating securities	—	—
Weighted-average common shares outstanding - diluted	88,095	76,693

Dilutive loss per common share	$(0.27)	$(0.13)

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

Selected financial data related to our segments is presented below for the periods indicated:

	Three Months Ended March 31, 2024
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$158,059	$36,320	$(1,879)	$192,500

Adjusted EBITDA	10,800	342	n/a	11,142
Less:
Interest expense				7,579
Income tax expense (benefit)				5,815
Depreciation and amortization				7,548
Transaction, restructuring and integration expense				2,964
Change in fair value of warrant liabilities				(41)
Equity-based compensation				2,455
Conway extract and ready-to-drink facility start-up costs				9,796
Mark-to-market adjustments				(1,640)
Loss (gain) on disposal of property, plant and equipment				2
Other				337
Net income (loss)				$(23,673)

Total assets	917,091	66,165	n/a	983,256

	Three Months Ended March 31, 2023
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$181,209	$25,391	$(1,158)	$205,442

Adjusted EBITDA	8,421	32	n/a	8,453
Less:
Interest expense				6,029
Income tax expense (benefit)				(4,359)
Depreciation and amortization				5,874
Transaction, restructuring and integration expense				6,644
Change in fair value of warrant liabilities				(5,529)
Management and consulting fees (S&D Coffee, Inc. acquisition)				556
Equity-based compensation				1,548
Conway extract and ready-to-drink facility start-up costs				1,869
Mark-to-market adjustments				(1,236)
Loss (gain) on disposal of property, plant and equipment				896
Other				487
Net loss				$(4,326)

Total assets	688,403	84,898	n/a	773,301

Note 20. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $160.1 million as of March 31, 2024 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

In addition, at March 31, 2024, we had an obligation to repurchase $3.4 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

Note 21. Related Party Transactions

In February 2024, the Company sold and issued Convertible Notes to Westrock Group, LLC (a holder of more than 5% of the outstanding Common Shares and affiliate of Scott Ford, the Company’s Chief Executive Officer and a member of the board of directors of the Company, “Westrock Group”), Wooster Capital, LLC (an affiliate of Joe Ford, chairman of the board of directors) and HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), each a related party.

The Consolidated Financial Statements reflect the following transactions with related parties:

(Thousands)	March 31, 2024	December 31, 2023
Accrued expenses and other current liabilities
Westrock Group	$125	$—
Wooster Capital	31	—
HF Direct Investment Pool, LLC	156	—
Total	$312	$—

(Thousands)	March 31, 2024	December 31, 2023
Convertible notes payable - related party, net:
Westrock Group	$20,000	$—
Wooster Capital	5,000	—
HF Direct Investment Pool, LLC	25,000	—
Total	50,000	—
Unamortized debt costs	(346)	—
Total	$49,654	$—

	Three Months Ended March 31,
(Thousands)	2024	2023
Interest expense:
Westrock Group	$125	$—
Wooster Capital	31	—
HF Direct Investment Pool, LLC	156	—
Total	$312	$—

In connection with the acquisition of S&D Coffee, Inc. in February 2020, the Company entered into a Management Services Agreement with Westrock Group, whose controlling manager and controlling member, Greenbrier Holdings,

LLC, is owned and controlled by our co-founder and Chief Executive Officer Scott Ford. Under the terms of the agreement, which expired in February 2023, Westrock Group was paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The Company recognized $0.6 million of such expenses during the three months ended March 31, 2023 and no such expenses during the three months ended March 31, 2024. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expenses. For the three months ended March 31, 2024 and 2023, the Company recognized expenses of $0.3 million and $0.3 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. At March 31, 2024 and December 31, 2023, we had $0.1 million and $0.2 million payable to Westrock Group, respectively, related to such items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three months ended March 31, 2024. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2023 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2024.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
(Thousands)	2024	2023
Net loss	$(23,673)	$(4,326)
Interest expense	7,579	6,029
Income tax expense (benefit)	5,815	(4,359)
Depreciation and amortization	7,548	5,874
EBITDA	(2,731)	3,218
Transaction, restructuring and integration expense	2,964	6,644
Change in fair value of warrant liabilities	(41)	(5,529)
Management and consulting fees (S&D Coffee, Inc. acquisition)	—	556
Equity-based compensation	2,455	1,548
Conway extract and ready-to-drink facility start-up costs	9,796	1,869
Mark-to-market adjustments	(1,640)	(1,236)
Loss on disposal of property, plant and equipment	2	896
Other	337	487
Adjusted EBITDA	$11,142	$8,453

Beverage Solutions	10,800	8,421
Sustainable Sourcing & Traceability	342	32
Total of Reportable Segments	$11,142	$8,453

Significant Developments

Select Milk Joint Venture

On February 15, 2024, the Company entered into a non-binding letter of intent with Select Milk Producers (“Select Milk”) to establish a joint venture that will construct and operate an extended shelf life and aseptic multi-serve bottle line facility to be co-located at Select Milk’s factory in Littlefield, Texas. Westrock will produce and provide the joint venture with coffee extract from its extract and ready-to-drink facility in Conway, Arkansas and Select Milk will provide the joint venture with milk from its Littlefield facility. The Company and Select Milk expect to ship the first product from these lines in the first quarter of 2026.

Convertible Notes Offering

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”). The Convertible Notes will be unsecured and senior obligations of the Company and will accrue interest at a rate of 5.00% per annum.

The purchasers of the Convertible Notes are Westrock Group, LLC (a holder of more than 5% of the outstanding Common Shares and an affiliate of Scott Ford, the Company’s Chief Executive Officer and a member of the board of directors of the Company), Wooster Capital, LLC (an affiliate of Joe Ford, chairman of the board of directors), an affiliate of The Stephens Group, LLC (a holder of more than 5% of the outstanding Common Shares), an affiliate of Sowell Westrock, L.P. (a holder of more than 5% of the outstanding Common Shares), HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), an affiliate of the Herbert Hunt family and an individual investor. The offer and sale of the Convertible Notes was authorized and approved unanimously by the Audit & Finance Committee of the board of directors in accordance with the Company’s Related Party Transactions Policy. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion related to the Convertible Notes offering.

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

During the Covenant Relief Period, the applicable margin for any term SOFR rate loan will range from 3.00% to 4.00% and for any ABR loan will range from 2.00% to 3.00%, in each case depending on the secured net leverage ratio. After the Covenant Relief Period, the applicable margin for any term SOFR rate loan will range from 2.00% to 3.00% and for any ABR loan will range from 1.00% to 2.00%, in each case depending on the secured net leverage ratio. The Credit Agreement, as amended, requires the Borrower to maintain compliance with (i) a secured net leverage ratio at levels ranging from 4.50:1.00 to 6.25:1.00 and stepping down to 4.50:1.00 by April 2026 and (ii) an interest coverage ratio of at least 1.50:1.00 on and prior to September 30, 2025 and at least 2.00:1.00 on December 31, 2025 and thereafter. The Credit Agreement, as amended, also includes (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion related to the Third Amendment.

Equity Distribution Agreement

On March 15, 2024, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC and Truist Securities, Inc. (the “Agents”), pursuant to which the Company may from time to time offer and sell shares of the Company’s common stock, par value $0.01 per share (the “Common Shares”), not to exceed 5,000,000 Common Shares in the aggregate (the “Placement Securities”) through the Agents as part of an “at the market” offering program.

The offer and sale of the Placement Securities will be made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274827) that was declared effective by the SEC on November 17, 2023, and a related prospectus supplement, which the Company filed with the SEC on March 15, 2024.

The Company is not obligated to sell any Placement Securities pursuant to the Equity Distribution Agreement. Subject to the terms and conditions of the Equity Distribution Agreement, the Agents have agreed to use commercially reasonable efforts, consistent with their normal trading and sales practices, to sell Placement Securities from time to time in accordance with the Company’s placement notice, including any price, time or size limits or other customary parameters or conditions the Company may deem appropriate.

Under the Equity Distribution Agreement and subject to the terms of the placement notice delivered by the Company, an Agent may sell Placement Securities by (x) any method permitted by law and deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act and the rules and regulations thereunder, including, without limitation, sales made directly on the Nasdaq Global Select Market at market prices prevailing at the time of sale or at prices related to prevailing market prices, on any other existing trading market for the Common Shares or to or through a market maker, and (y) any other method permitted by law, including but not limited to in privately negotiated transactions. Subject to the terms and conditions of the Equity Distribution Agreement, the Company may also from time to time sell Placement Securities to an Agent as principal.

The Equity Distribution Agreement may be terminated for any reason, at any time by either the Company or any of the Agents upon ten days’ prior written notice to the other parties, or by the Agents at any time in certain circumstances, including the occurrence of a material adverse change in the Company. In addition, the Equity Distribution Agreement will automatically terminate upon the earlier of (1) two years from the date of the Equity Distribution Agreement and (2) the issuance and sale of all of the Placement Securities through the Agents.

The Company will pay each Agent a commission of 1.5% of the gross proceeds from the sales of Common Shares sold by such Agent pursuant to the Equity Distribution Agreement. The Company has agreed to provide the Agents with customary indemnification and contribution rights. The Company has agreed to pay certain specified expenses incurred by the Agents in connection with the offering. The Equity Distribution Agreement contains customary representations and warranties and conditions to the placements of the Placement Securities pursuant thereto.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Thousands)	March 31, 2024	Revenues	March 31, 2023	Revenues
Net sales	$192,500	100.0%	$205,442	100.0%
Costs of sales	155,226	80.6%	171,144	83.3%
Gross profit	37,274	19.4%	34,298	16.7%

Selling, general and administrative expense	44,440	23.1%	34,122	16.6%
Transaction, restructuring and integration expense	2,964	1.5%	6,644	3.2%
Loss on disposal of property, plant and equipment	2	0.0%	896	0.4%
Total operating expenses	47,406	24.6%	41,662	20.3%
Loss from operations	(10,132)	(5.3)%	(7,364)	(3.6)%

Other (income) expense
Interest expense	7,579	3.9%	6,029	2.9%
Change in fair value of warrant liabilities	(41)	(0.0)%	(5,529)	(2.7)%
Other, net	135	0.1%	821	0.4%
Loss before income taxes and equity in earnings from unconsolidated entities	(17,805)	(9.2)%	(8,685)	(4.2)%
Income tax expense (benefit)	5,815	3.0%	(4,359)	(2.1)%
Equity in (earnings) loss from unconsolidated entities	53	0.0%	—	0.0%
Net loss	$(23,673)	(12.3)%	$(4,326)	(2.1)%
Net (loss) income attributable to non-controlling interest	—	0.0%	15	0.0%
Net loss attributable to shareholders	(23,673)	(12.3)%	(4,341)	(2.1)%
Accretion of Series A Convertible Preferred Shares	87	0.0%	(429)	(0.2)%
Net loss attributable to common shareholders	$(23,586)	(12.3)%	$(4,770)	(2.3)%

The following table sets forth selected financial information of our reportable segments for the three months ended March 31, 2024 and 2023:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2024	$158,059	$36,320	$(1,879)	$192,500
2023	181,209	25,391	(1,158)	205,442
Segment Costs of Sales:
2024	125,060	30,166	n/a	155,226
2023	150,714	20,430	n/a	171,144
Segment Gross Profit:
2024	32,999	4,275	n/a	37,274
2023	30,495	3,803	n/a	34,298
Segment Adjusted EBITDA:
2024	10,800	342	n/a	11,142
2023	8,421	32	n/a	8,453
Segment Adjusted EBITDA Margin:
2024	6.8%	1.0%	n/a	5.8%
2023	4.6%	0.1%	n/a	4.1%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Net Sales

Net Sales from our Beverage Solutions segment were $158.1 million for the three months ended March 31, 2024, compared to $181.2 million for the three months ended March 31, 2023, a decrease of approximately 12.8%. The decrease was primarily due to a $27.6 million decrease in the sale of coffee and tea products, driven by a 23.8% decrease in roast and ground coffee volumes, partially offset by a $4.6 million increase in the sale of flavors, extracts and ingredients products, driven by a 41.5% increase in flavors, extracts and ingredients volumes.

Net Sales from our SS&T segment, net of intersegment revenues, totaled $34.4 million for the three months ended March 31, 2024, increasing 42.1% compared to $24.2 million for the three months ended March 31, 2023. The increase is driven by an increase in sales volume, which increased 100.9%, partially offset by a 27.9% decrease in average sales price per pound for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in the average sales price per pound is directly correlated to the global commodities price.

Costs of Sales

In our Beverage Solutions segment, costs of sales decreased to $125.1 million for the three months ended March 31, 2024, from $150.7 million for the three months ended March 31, 2023. The decrease in costs of sales was primarily driven by a decrease in the sale of coffee and tea products for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

In our SS&T segment, costs of sales increased $9.7 million to $30.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase is primarily due to an increase in green coffee sales volume. Costs of sales in our SS&T segment for the three months ended March 31, 2024 included $1.6 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $1.2 million of net unrealized gains for the three months ended March 31, 2023.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2024		2023
		% of Segment		% of Segment
(Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$42,028	26.6%	$31,802	17.5%
Sustainable Sourcing & Traceability	2,412	7.0%	2,320	9.6%
Total selling, general and administrative expense	$44,440	23.1%	$34,122	16.6%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $10.2 million to $42.0 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase is primarily due to a $7.9 million increase in expenses associated with the start-up of our extract and ready-to-drink facility in Conway, Arkansas. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the three months ended March 31, 2023.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the three months ended March 31, 2024 were $3.0 million, approximately $2.2 million of which related to the Equity Distribution Agreement. During the three months ended March 31, 2023, we incurred $6.6 million of transaction, restructuring and integration expenses, approximately $6.1 million of which related to the costs associated with the integration of our new enterprise resource planning system, including internal and external costs related to post go-live system support, and $0.5 million of which related to the acquisition of Bixby Roasting Co.

Interest Expense

	Three Months Ended March 31,
(Thousands)	2024	2023
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$4,654	$2,750
Revolving credit facility	752	718
Convertible notes payable	138	—
Convertible notes payable - related party	313	—
Supply chain finance program	2,008	—
International trade finance lines	865	1,212
International notes payable	186	31
Other	441	865
Total cash interest	9,357	5,576
Non-cash:
Amortization of deferred financing costs	1,050	453
Capitalized interest	(2,828)	—
Total non-cash interest	(1,778)	453
Total interest expense	$7,579	$6,029

Interest expense for the three months ended March 31, 2024 was $7.6 million compared to $6.0 million for the three months ended March 31, 2023. $1.9 million of the increase is attributable to interest expense associated with our term loan and delayed draw term loan facilities, primarily due to an increase in interest rates. In addition, we incurred $2.0 million in interest on our supply chain finance program borrowings for the three months ended March 31, 2024 compared to no such interest for the three months ended March 31, 2023. Furthermore, during the three months ended March 31, 2024, the Company capitalized approximately $2.8 million of interest costs associated with the build-out of our extract and ready-to-drink facility in Conway, Arkansas, while no such interest was capitalized during the three months ended March 31, 2023.

Change in Fair Value of Warrant Liabilities

Warrant liabilities are adjusted to fair value at each reporting period, with any change in fair value recognized in the Condensed Consolidated Statement of Operations. The change in fair value of warrant liabilities for the three months ended March 31, 2024 resulted in recognition of $0.1 million of gains compared to recognition of $5.5 million of gains during the three months ended March 31, 2023.

Income Tax Expense (Benefit)

Income tax expense for the three months ended March 31, 2024 was $5.8 million, resulting in an effective tax rate of (32.6)%. The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets and certain permanent differences, including nondeductible expenses related to executive compensation. Income tax benefit for the three months ended March 31, 2023 was $4.4 million, resulting in an effective tax rate of 50.2%.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2024. As of March 31, 2024, there have been no material changes to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, and fund investment activities, which include capital expenditures. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities, and available borrowings under our Credit Agreement.

Our ability to generate cash provided by operating activities is dependent on several factors, including our ability to generate net sales and manage costs in line with our expectations. Failure to meet our financial targets, including any adverse impact from changes or delays in the estimated timing and volume of products to be commercialized in our extract and ready-to-drink manufacturing facility in Conway, Arkansas, may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants and may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition, covenant compliance and ability to achieve our intended business objectives. Where possible, we seek to recover inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. The persistence of these negative effects on our business could adversely impact our ability to reach our revenue and other financial targets.

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

At March 31, 2024, the interest rate applicable to our Term Loan Facility was 9.2%, and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.7%. At March 31, 2024, no amounts were outstanding under the Revolving Credit Facility and we had $2.6 million of standby letters of credit outstanding.

On February 15, 2024, Westrock Beverage Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Borrower”), entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement. The Third Amendment modified the existing covenant relief period (the “Covenant Relief Period”), which commenced on June 30, 2023 and will end on the earlier to occur of (i) April 1, 2026 and (ii) any date following June 30, 2024, on which the borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions. During the Covenant Relief Period, the Company’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments will be more limited. The Third Amendment permits the Company to issue convertible notes, including the Convertible Notes.

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

The Term Loan Facility and Delayed Draw Term Loan Facility requires quarterly principal payments totaling approximately $2.8 million (1.25% of the original principal balance). Quarterly payments increase to approximately $4.2 million and $5.6 million (1.875% and 2.5% of the original principal balance) during the final two years of the agreements, respectively.

We incurred a total of $2.4 million in financing fees in connection with the Third Amendment. Approximately $1.3 million of the fees were allocated to the Term Loan Facility and are being amortized over the remaining term of the Term Loan Facility utilizing the frozen effective yield method based on the interest rate in place at the issuance of the

Term Loan Facility. Approximately $1.0 million of the fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Condensed Consolidated Balance Sheets and are being amortized ratably over the remaining term of the Revolving Credit Facility.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”), of which $50.0 million was from related parties. The Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At March 31, 2024, the carrying value of the Convertible Notes was $71.5 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

International Debt and Lending Facilities

On March 21, 2023, we entered into a $70 million working capital trade finance facility with multiple financial institutions through our subsidiary, Falcon. The facility was set to mature one year from inception. Borrowings under the facility bore interest at the borrower’s option at a rate equal to (a) Term SOFR, as defined in the facility, plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

On March 8, 2024, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was reduced from $70.0 million to $55.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At March 31, 2024, there was $27.8 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of March 31, 2024.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days before the Quotation Day; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At March 31, 2024, there was $5.0 million of outstanding borrowings under the facility, of which $4.5 million and $0.5 million, is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of March 31, 2024.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $6.7 million at March 31, 2024 and (b) a long-term note payable with a balance of $1.0 million at March 31, 2024.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Consolidated Balance Sheets. As of March 31, 2024, there were $78.7 million obligations outstanding under the Program.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the registration statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock not to exceed 5,000,000 shares of Common Stock in the aggregate. During the three months ended March 31, 2024, we did not make any sales under the ATM Program. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.

Current and Long-Term Liquidity

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

We believe proceeds from the Delayed Draw Term Loans, Convertible Notes, cash from operations and borrowings available under the Revolving Credit Facility will provide sufficient cash on-hand to fund our near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base, (iii) expanding geographically, (iv) funding accretive acquisitions, (v) continuing to drive margin expansion and (vi) completing the build-out of our extract and ready-to-drink manufacturing facility in Conway, Arkansas. However, the Company will continuously evaluate its liquidity needs, and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund the Conway facility build-out or fund our acquisition strategy, we may delay the build-out of the Conway facility and/or modify the scope of the build-out and we may reprioritize our strategy to focus on organic growth opportunities, which may have an adverse impact on our ability to achieve our growth objectives.

Warrant Proceeds

As of March 31, 2024, we had 19,144,120 outstanding warrants to purchase 19,144,120 Common Shares, exercisable at an exercise price of $11.50 per share, which expire on the earliest to occur of August 26, 2027, redemption or liquidation. The exercise of warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Shares and the spread between the exercise price of the warrant and the price of our Common Shares at the time of exercise. For example, to the extent that the price of our Common Shares exceeds $11.50 per share, it is more likely that holders of our warrants will exercise their warrants. If the price of our Common Shares is less than $11.50 per share, it is unlikely that such holders will exercise their warrants. Even if our warrants are in the money, there can be no assurance that warrant holders will exercise their warrants prior to their expiration. Our Westrock Public Warrants under certain conditions, as described in their warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Westrock Private Placement Warrants, of which there were 2,026,046 outstanding at March 31,2024, are not redeemable so long as they are held by the existing holders or their permitted transferees. As such, it is possible that we may never generate any or only very limited cash proceeds from the exercise of our warrants.

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

Future purchase obligations of $160.1 million as of March 31, 2024 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $3.4 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solution segment has an obligation to repurchase.

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

Capital expenditures for the three months ended March 31, 2024 and 2023 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Three months ended March 31, 2024	$67,344	$622	$288	$660	$68,914
Three months ended March 31, 2023	$17,766	$311	$566	$982	$19,625

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 15, 2024.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses in our internal control over financial reporting, described below.

However, after giving full consideration to the material weaknesses, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. GAAP. Our Principal Executive Officer and Principal Financial Officer have certified that, based on such officer’s knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting, which remain outstanding as of March 31, 2024.

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

Remediation Activities

Westrock has taken and is taking certain measures to remediate the material weaknesses described above, including the following:

●	Hired additional accounting and information technology (“IT”) personnel, including a new chief accounting officer hired in May 2021, a new technical accounting resource hired in April 2022, a new IT compliance resource hired in March 2023, a new internal controls resource hired in April 2023 with the appropriate level of knowledge, training, and experience to establish an internal audit function responsible for testing internal controls to improve our internal control over financial reporting and IT capabilities, and a Chief Information Officer in November 2023 with public company IT compliance and cybersecurity experience.

●	Developed and formalized a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting based on criteria established in the COSO Framework. Entity level controls necessary to support management’s risk assessment and a process to evaluate the control environment in accordance with the COSO Framework were improved or implemented throughout 2023.

●	Engaged a third party to assist in designing and implementing controls related to period-end financial reporting and segregation of duties.

●	Designed and implemented controls during the quarters ended June 30, September 30, and December 31, 2023, to formalize roles and review responsibilities to align with Westrock’s team’s skills and experience and designing and implementing controls over segregation of duties that include documentation, task reassignment, and policies and procedures enhancement around the preparation, review and oversight of account reconciliations and journal entries.

●	Designed and implemented formal accounting procedures and controls during the quarters ended September 30, 2023 December 31, 2023, and March 31, 2024 that support Westrock’s period-end financial accounting, reporting and disclosures, including controls over close procedures workflow, preparation, review and oversight of account reconciliations and journal entries, presentation and classification, evaluation of internal information for disclosure, recognition of operating lease right-of-use assets and operating lease liabilities, and controls to reconcile financial statement and disclosure information to source documentation.

The enhancements are expected to remediate the material weaknesses when they have operated effectively for a sufficient period of time.

Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously disclosed, Westrock did not design and maintain effective controls over certain IT or general computer controls for information systems that are relevant to the preparation of the consolidated financial statements.

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

To remediate the material weakness, management has taken certain measures including the following:

●	Hired additional accounting and IT personnel, including a new chief accounting officer hired in May 2021, a new IT compliance resource hired in March 2023, a new internal controls resource hired in April 2023 with the appropriate level of knowledge, training, and experience to establish an internal audit function responsible for testing internal controls to improve our internal control over financial reporting and IT capabilities, and a Chief Information Officer in November 2023 with public company IT compliance and cybersecurity experience.

●	Engaged a third party to assist in designing and implementing controls related to IT general controls (ITGC).

●	During the quarter ended September 30, 2023, enhanced policies and procedures related to the management and approval of (i) changes in our IT environment, including procedures to review changes in IT data and the configuration of systems, (ii) system implementations and projects to ensure adequate governance, development, change management, and implementation controls, (iii) security access, including policies and procedures to set up or remove users to our IT systems, (iv) periodic security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels, (v) backup processes including access to backups, monitoring, scheduling, recovery, and testing, and (vi) review of service organization reports and related end-user control considerations.

●	Over the course of the quarter ended December 31, 2023, management provided training to control owners and revised certain control documentation to emphasize evidence retention in the execution of key IT controls.

●	Designed and implemented IT general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing for all IT systems during the quarters ended September 30, and December 31, 2023.

●	During the quarter ending December 31, 2023, designed and implemented a third-party service provider assurance report review control which includes management’s overall evaluation of the report and bridge letters as applicable, a response to the deficiencies noted, a mapping of complimentary user entity controls to the company’s controls, and an evaluation of relevant sub-service providers.

During the fourth quarter of 2023 and first quarter of 2024, management completed the testing necessary to conclude that the newly implemented and enhanced controls were appropriately designed, implemented and operating effectively as of March 31, 2024, and concluded that the material weakness related to IT general computer controls has been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business that were described under Item 1A “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 15, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c)

Except as set forth below, during the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On March 18, 2024, Mr. T. Christopher Pledger, the Company’s Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) to sell up to 30,000 shares of the Company’s common stock during the period starting 90 days after the date of the 10b5-1 Plan and ending on March 31, 2025, subject to certain conditions.

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022

4.1	Form of Convertible Note of Westrock Coffee Company, dated February 15, 2024	8-K	001-41485	4.1	February 15, 2024

10.1	Amendment No. 3, dated as of f 15, 2024, among Westrock Beverage Solutions, LLC, as the borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent	8-K	001-41485	10.1	February 15, 2024

10.2	Westrock Coffee Company Deferred Compensation Plan for Non-Employee Directors	10-K	001-41485	10.19	March 15, 2024

10.3	Form of Restricted Stock Unit Award Agreement					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Westrock Coffee Company
Date: May 9, 2024	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2024	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)