Form 10-Q
period 2024-06-30
Westrock Coffee Co
filed 2024-08-08
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the Registrant had 88,365,760 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements including, but not limited to, the following statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future, our expectations regarding the build-out of the Conway, Arkansas facility and our ability to sell or commit capacity; our expectations regarding capital expenditures; our future liquidity needs and access to capital; and our expectations regarding remediation of the material weaknesses in our internal control over financial reporting. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

●	the fact that we have incurred net losses in the past, may incur net losses in the future, and may not achieve profitability;
●	risks associated with operating a coffee trading business and a coffee exporting business;

●	the volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;

●	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;

●	deterioration in general macroeconomic conditions and/or decreases in consumer spending on discretionary items;

●	disruption in operations at any of our, our suppliers’ or our co-manufacturers’ production, distribution or manufacturing facilities or other loss of manufacturing capacity;
●	our inability to anticipate customer preferences and successfully develop new products;

●	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;

●	failure to retain key personnel or recruit qualified personnel;

●	our inability to hedge commodity risks;

●	consolidation among our distributors and customers or the loss of any key customer;

●	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;

●	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;

●	our inability to effectively manage the growth and increased complexity of our business;

●	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;

●	our inability to secure the additional capital needed to operate and grow our business;
●	our inability to successfully execute our remediation plans with regards to the material weaknesses in our internal control over financial reporting;

●	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;

●	a material failure, inadequacy or interruption of our information technology systems;

●	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;

●	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;

●	our inability to comply with the financial covenants in our credit agreement;

●	our inability to successfully build out operations and commercialize customers within the anticipated time frame following the recent opening of our new facility in Conway, Arkansas or incurring additional expenses in the process;

●	our corporate structure and organization, which may prevent or delay attempts to acquire a controlling interest in the Company;

●	the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;
●	the impact of current global economic conditions, including those caused by economic slowdowns or recessions, changes in political, economic or industry conditions, global conflicts (including the ongoing conflicts in Europe, the Middle East and Latin America), inflation, the interest rate environment, U.S. government shutdowns, downgrades to the U.S. government’s sovereign credit rating or other conditions affecting the global financial and capital markets, and epidemic, pandemic or other health issues; and

●	other risks, uncertainties and factors set forth in the “Business” and “Risk Factors” sections in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2024 (“Annual Report”) and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

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

Westrock Coffee Company

FORM 10-Q

June 30, 2024

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$24,316	$37,196
Restricted cash	1,711	644
Accounts receivable, net of allowance for credit losses of $3,941 and $2,915, respectively	102,071	99,158
Inventories	163,703	149,921
Derivative assets	17,751	13,658
Prepaid expenses and other current assets	22,973	12,473
Total current assets	332,525	313,050

Property, plant and equipment, net	418,247	344,038
Goodwill	116,111	116,111
Intangible assets, net	118,953	122,945
Operating lease right-of-use assets	62,643	67,601
Other long-term assets	7,894	7,769
Total Assets	$1,056,373	$971,514

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$12,137	$9,811
Short-term debt	54,552	43,694
Accounts payable	43,091	69,106
Supply chain finance program	76,336	78,076
Derivative liabilities	5,044	3,731
Accrued expenses and other current liabilities	62,707	35,217
Total current liabilities	253,867	239,635

Long-term debt, net	280,255	223,092
Convertible notes payable - related party, net	49,671	—
Deferred income taxes	13,288	10,847
Operating lease liabilities	59,287	63,554
Warrant liabilities	43,148	44,801
Other long-term liabilities	1,287	1,629
Total liabilities	700,803	583,558

Commitments and contingencies (Note 20)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,512 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively, $11.50 liquidation value	274,042	274,216

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 88,366 shares and 88,051 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	884	880
Additional paid-in-capital	476,795	471,666
Accumulated deficit	(404,056)	(362,624)
Accumulated other comprehensive income	7,905	3,818
Total shareholders' equity	81,528	113,740

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$1,056,373	$971,514

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2024	2023	2024	2023
Net sales	$208,389	$224,694	$400,889	$430,136
Costs of sales	166,986	189,018	322,212	360,162
Gross profit	41,403	35,676	78,677	69,974

Selling, general and administrative expense	51,610	34,170	96,050	68,292
Transaction, restructuring and integration expense	4,399	2,901	7,363	9,545
Impairment charges	831	—	831	—
Loss on disposal of property, plant and equipment	971	—	973	896
Total operating expenses	57,811	37,071	105,217	78,733
Loss from operations	(16,408)	(1,395)	(26,540)	(8,759)

Other (income) expense
Interest expense	7,453	7,385	15,032	13,414
Change in fair value of warrant liabilities	(1,612)	11,800	(1,653)	6,272
Other, net	98	(9)	233	811
Loss before income taxes and equity in earnings from unconsolidated entities	(22,347)	(20,571)	(40,152)	(29,256)
Income tax expense (benefit)	(4,645)	6,240	1,170	1,881
Equity in (earnings) loss from unconsolidated entities	57	—	110	—
Net loss	$(17,759)	$(26,811)	$(41,432)	$(31,137)
Net income (loss) attributable to non-controlling interest	—	—	—	15
Net loss attributable to shareholders	(17,759)	(26,811)	(41,432)	(31,152)
Accretion of Series A Convertible Preferred Shares	87	87	174	(341)
Net loss attributable to common shareholders	$(17,672)	$(26,724)	$(41,258)	$(31,493)

Loss per common share:
Basic	$(0.20)	$(0.35)	$(0.47)	$(0.42)
Diluted	$(0.20)	$(0.35)	$(0.47)	$(0.42)

Weighted-average number of shares outstanding:
Basic	88,323	75,726	88,209	75,543
Diluted	88,323	75,726	88,209	75,543

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Net loss	$(17,759)	$(26,811)	$(41,432)	$(31,137)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	3,820	(717)	4,006	1,523
Foreign currency translation adjustment	51	59	81	41
Total other comprehensive income (loss)	3,871	(658)	4,087	1,564
Comprehensive loss	(13,888)	(27,469)	(37,345)	(29,573)
Comprehensive income (loss) attributable to non-controlling interests	—	—	—	15
Comprehensive loss attributable to shareholders	(13,888)	(27,469)	(37,345)	(29,588)
Accretion of Series A Convertible Preferred Shares	87	87	174	(341)
Comprehensive loss attributable to common shareholders	$(13,801)	$(27,382)	$(37,171)	$(29,929)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at March 31, 2023	75,628	$759	$345,840	$(332,383)	$(3,881)	$2,475	$12,810
Net income (loss)	—	—	—	(26,811)	—	—	(26,811)
Issuance of common shares related to purchase of non-controlling interest	100	1	474	—	—	(2,475)	(2,000)
Accretion of Series A Convertible Preferred Shares	—	—	87	—	—	—	87
Other comprehensive income (loss)	—	—	—	—	(658)	—	(658)
Equity-based compensation	—	—	2,310	—	—	—	2,310
Balance at June 30, 2023	75,728	$760	$348,711	$(359,194)	$(4,539)	$—	$(14,262)

Balance at March 31, 2024	88,282	$883	$473,064	$(386,297)	$4,034	$—	$91,684
Net income (loss)	—	—	—	(17,759)	—	—	(17,759)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	60	1	624	—	—	—	625
Issuance of common shares related to stock options exercised	1	—	12	—	—	—	12
Accretion of Series A Convertible Preferred Shares	—	—	87	—	—	—	87
Other comprehensive income (loss)	—	—	—	—	3,871	—	3,871
Equity-based compensation	23	—	3,025	—	—	—	3,025
Net share settlement of equity awards	—	—	(17)	—	—	—	(17)
Balance at June 30, 2024	88,366	$884	$476,795	$(404,056)	$7,905	$—	$81,528

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited) (continued)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2022	75,020	$750	$342,664	$(328,042)	$(6,103)	$2,460	$11,729
Net income (loss)	—	—	—	(31,152)	—	15	(31,137)
Issuance of common shares related to acquisitions	40	2	444	—	—	—	446
Issuance of common shares related to Public Warrant exercise	229	2	3,142	—	—	—	3,144
Issuance of common shares related to stock options exercised	6	1	62	—	—	—	63
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	22	1	253	—	—	—	254
Issuance of common shares related to purchase of non-controlling interest	100	1	474	—	—	(2,475)	(2,000)
Accretion of Series A Convertible Preferred Shares	—	—	(341)	—	—	—	(341)
Other comprehensive income (loss)	—	—	—	—	1,564	—	1,564
Equity-based compensation	311	3	3,854	—	—	—	3,857
Net share settlement of equity awards	—	—	(1,841)	—	—	—	(1,841)
Balance at June 30, 2023	75,728	$760	$348,711	$(359,194)	$(4,539)	$—	$(14,262)

Balance at December 31, 2023	88,051	880	471,666	(362,624)	3,818	—	113,740
Net income (loss)	—	—	—	(41,432)	—	—	(41,432)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	60	1	624	—	—	—	625
Issuance of common shares related to stock options exercised	1	—	12	—	—	—	12
Accretion of Series A Convertible Preferred Shares	—	—	174	—	—	—	174
Other comprehensive income (loss)	—	—	—	—	4,087	—	4,087
Equity-based compensation	254	3	5,478	—	—	—	5,481
Net share settlement of equity awards	—	—	(1,159)	—	—	—	(1,159)
Balance at June 30, 2024	88,366	$884	$476,795	$(404,056)	$7,905	$—	$81,528

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(41,432)	$(31,137)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,516	12,055
Impairment charges	831	—
Equity-based compensation	5,481	3,857
Provision for credit losses	1,026	653
Amortization of deferred financing fees included in interest expense	1,715	988
Loss on disposal of property, plant and equipment	973	896
Mark-to-market adjustments	(3,162)	(2,205)
Change in fair value of warrant liabilities	(1,653)	6,272
Foreign currency transactions	53	907
Deferred income tax expense (benefit)	1,170	1,881
Other	490	992
Change in operating assets and liabilities:
Accounts receivable	(3,954)	649
Inventories	(12,912)	(6,874)
Derivative assets and liabilities	4,709	693
Prepaid expense and other assets	733	(8,529)
Accounts payable	(20,211)	(24,080)
Accrued liabilities and other	34,936	7,314
Net cash used in operating activities	(15,691)	(35,668)
Cash flows from investing activities:
Additions to property, plant and equipment	(105,105)	(55,745)
Additions to intangible assets	(104)	(95)
Acquisition of business, net of cash acquired	—	(2,392)
Proceeds from sale of property, plant and equipment	449	57
Net cash used in investing activities	(104,760)	(58,175)
Cash flows from financing activities:
Payments on debt	(134,634)	(79,795)
Proceeds from debt	184,124	156,118
Payments on supply chain financing program	(49,612)	—
Proceeds from supply chain financing program	47,872	29,026
Proceeds from convertible notes payable	22,000	—
Proceeds from convertible notes payable - related party	50,000	—
Payment of debt issuance costs	(2,965)	(2,582)
Payment of convertible notes payable issuance costs	(511)	—
Net proceeds from (repayments of) repurchase agreements	(7,343)	(5,236)
Proceeds from exercise of stock options	12	63
Proceeds from exercise of Public Warrants	—	2,632
Proceeds from issuance of common stock	635	—
Payment of equity issuance costs	(10)	—
Payment for purchase of non-controlling interest	—	(2,000)
Payment for taxes for net share settlement of equity awards	(1,159)	(1,841)
Net cash provided by financing activities	108,409	96,385
Effect of exchange rate changes on cash	229	(165)
Net (decrease) increase in cash and cash equivalents and restricted cash	(11,813)	2,377
Cash and cash equivalents and restricted cash at beginning of period	37,840	26,405
Cash and cash equivalents and restricted cash at end of period	$26,027	$28,782

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$16,191	$17,958

The total cash and cash equivalents and restricted cash at June 30, 2024 and 2023 is as follows:

(Thousands)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$24,316	$25,245
Restricted cash	1,711	3,537
Total	$26,027	$28,782

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that projected cash flow from operations, including current projections of the timing and amount of cash flows to be generated from our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”), and available borrowings under its Credit Agreement, as amended, will be sufficient to fund operations for at least the next twelve months. However, during the six months ended June 30, 2024, the Company incurred net losses of $41.4 million and net cash outflows from operating activities of $15.7 million. If we are unable to achieve our profitability growth projections and maintain our minimum liquidity requirements, as a result of, for example, experiencing any adverse impact of changes or delays in the estimated timing and volume of products to be commercialized in our Conway Facility over the next twelve months, and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants.

As management’s ability to amend its financial covenants cannot be assured, if necessary, management has committed to delay growth capital expenditures and/or reduce operating expenses, including headcount, salary and/or bonus reductions, all of which are in the Company’s control, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. As further discussed in Restructuring Activities below, the Company has recently committed to a plan to consolidate its manufacturing operations and a targeted reduction in excess workforce capacity, which are designed to improve operational efficiency. If required, the Company will further reduce operating costs to ensure compliance with its financial covenants. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Activity in the allowance for credit losses for the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Balance at beginning of period	$3,356	$2,516	$2,915	$3,023
Charged to selling, general and administrative expense	585	156	1,026	653
Write-offs	—	—	—	(1,004)
Total	$3,941	$2,672	$3,941	$2,672

Inventories

Within our Sustainable Sourcing & Traceability segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2024, we recognized $1.7 million and $1.0 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts. For the three and six months ended June 30, 2023, we recognized $1.1 million of net unrealized losses and $1.1 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Capitalized Interest

We capitalize a portion of interest costs incurred related to assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on eligible expenditures incurred during the period involved in bringing the assets to their intended use and the Company’s weighted-average interest rate during the period. For the three and six months ended June 30, 2024, we capitalized $4.3 million and $7.2 million of interest costs, respectively. No such interest was capitalized during the three or six months ended June 30, 2023.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. At June 30, 2024 and December 31, 2023, there were $76.3 million and $78.1 million of obligations outstanding under the Program, respectively.

Accrued Expenses and Other Current Liabilities

At June 30, 2024 and December 31, 2023, there was $25.0 million and $2.1 million, respectively, of received not billed liabilities within accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Restructuring Activities

The Company accounts for exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). Restructuring charges may include one-time termination benefits related to employee separations, contract termination costs, long-lived asset impairments, and other related costs with exit or disposal activities.

The recognition of restructuring charges requires the Company to make certain judgements and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, require the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the Condensed Consolidated Financial Statements. Restructuring charges are not included in the Company’s measurement of segment profitability as discussed in Note 19.

During the second quarter of 2024, the Company committed to a plan to consolidate its manufacturing operations in its Beverage Solutions segment, which will result in the closure and sale of its West Winds manufacturing facility in Concord, NC, and the closure of its manufacturing facility in Richmond, CA. All production from the impacted facilities will be consolidated into other facilities operated by the Company in Concord, NC and Conway, AR. The closure of the West Winds facility was completed as of June 30, 2024, and the sale of the land and buildings is expected to be completed within the next 12 months. Production in our Richmond, CA facility is expected to cease during the third quarter of 2024.

The Company currently estimates total charges related to the plant consolidations to be in the range of $5.0 million to $10.0 million, of which no amounts have been incurred during the three months ended June 30, 2024. These charges primarily relate to costs to remove and re-install production equipment into other manufacturing facilities. At June 30, 2024, the Company classified approximately $9.1 million of land and buildings as held-for-sale, which are reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2024, the Company incurred impairment charges of approximately $0.8 million on equipment associated with the plant consolidations, which is reported within impairment charges on the Condensed Consolidated Statements of Operations. The Company is continuing to evaluate which plant assets will be moved to other manufacturing facilities and which plant assets will be disposed of; therefore, there may be additional impairment charges in the future related to the consolidation of our manufacturing facilities.

In addition, during the second quarter of 2024, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result of this reduction, and the impacts of the consolidation of manufacturing facilities noted above, the Company recognized approximately $4.1 million of one-time employee severance costs during the three months ended June 30, 2024, which are recorded in transaction, restructuring and integration expense in the Condensed Consolidated Statements of Operations, of which $0.5 million was paid during the three months ended June 30, 2024. At June 30, 2024, approximately $3.6 million of such termination benefits were accrued for within accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

On February 12, 2024, following the completion of its 530,000 square foot distribution center in Conway, AR, the Company entered into a lease termination agreement for its distribution center located in North Little Rock, AR (the “Gregory Distribution Center”). The Gregory Distribution Center lease terminated, by mutual agreement, on June 30, 2024. No costs were incurred as a result of the lease termination. During the first quarter of 2024, the Company remeasured the Gregory Distribution Center lease liability, and related right-of-use asset, in accordance with ASC 842, Leases, resulting in a reduction of the lease liability and right-of-use asset of approximately $3.0 million. At June 30, 2024, there was no remaining lease liability or right-of-use assets related to the Gregory Distribution Center recorded in the Condensed Consolidated Balance Sheets.

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

The effective income tax rates for the six months ended June 30, 2024 and 2023 were (2.9%) and (6.4%), respectively.  The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets and certain permanent differences, including nondeductible expenses related to executive compensation. The effective tax rate for the six months ended June 30, 2024 differs from the effective tax rate for the same period in 2023 primarily due to the Company’s full year forecasted ordinary income (loss) in the periods and the permanent difference for changes in the fair value of warrants.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") released Pillar Two Model Rules, which provide for a global minimum tax of 15% on multinational entities. Although the United States has not yet adopted the Pillar Two Model Rules, several foreign countries enacted Pillar Two legislation in 2023 with an initial effective date of January 1, 2024. The impact of Pillar Two legislation on the Company's 2024 effective tax rate is expected to be minimal. Management will continue to monitor future Pillar Two legislation in relevant jurisdictions for any impacts to the Company's effective tax rate.

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

Recently issued accounting pronouncements

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in the update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosure to include significant segment expenses that are regularly provided to the chief operating decision maker and a description of other segment items by reportable segment. ASU 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The amendments in the update are effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 31, 2024, with early adoption permitted. The amendments in the update require retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU 2023-07 will have on our consolidated financial statements.

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

ASU 2023-05 – Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement”. The amendments in this update require that a joint venture recognize and initially measure assets contributed and liabilities assumed at fair value upon its formation in the joint venture’s separate financial statements. The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company will apply the provisions of ASU 2023-05 to new joint ventures, as applicable, but does not believe the adoption of ASU 2023-05 will have a material impact on our consolidated financial statements.

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

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such transactions are accounted for as financing transactions in accordance with ASC 606.  At June 30, 2024 and December 31, 2023, the Company has $1.0 million and $8.3 million, respectively, of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2024, we recorded $0.1 million of net unrealized losses and $2.2 million of net unrealized gains, respectively, within costs of sales. For the three and six months ended June 30, 2023, we recorded $2.1 million and $1.1 million of net unrealized gains, respectively, within costs of sales.

For the three and six months ended June 30, 2024, the Company recognized $44.1 million and $79.1 million in revenues under ASC 815, respectively, and for the three and six months ended June 30, 2023, the Company recognized $34.7 million and $59.1 million in revenues under ASC 815, respectively, which are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts gives rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.9 million and $1.5 million at June 30, 2024 and December 31, 2023, respectively. Other accrued deductions were $2.7 million and $2.7 million at June 30, 2024 and December 31, 2023, respectively, and are included as a reduction to accounts receivable, net in the Condensed Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of June 30, 2024 or December 31, 2023. Receivables

from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At June 30, 2024 and December 31, 2023, accounts receivable, net included $107.4 million and $104.8 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of June 30, 2024 and December 31, 2023, no costs were capitalized as all arrangements were less than a year.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Coffee & tea	$115,077	$144,604	$233,845	$291,753
Flavors, extracts & ingredients	47,366	44,396	85,782	77,682
Other	810	719	1,685	1,493
Green coffee	45,136	34,975	79,577	59,208
Net sales	$208,389	$224,694	$400,889	$430,136

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
United States	$166,936	$193,106	$327,070	$378,667
All other countries	41,453	31,588	73,819	51,469
Net sales	$208,389	$224,694	$400,889	$430,136

Note 5. Acquisitions

Bixby Roasting Co.

On February 28, 2023, the Company completed the acquisition of substantially all of the assets of Bixby Roasting Co. (“Bixby”), a specialty-grade roaster that is a leader in the emerging influencer-led brand space.  The transaction is accounted for as a business combination in accordance with ASC 805, Business Combinations. Aggregate consideration paid for Bixby included 39,778 Common Shares and approximately $2.2 million in cash, for total consideration of $2.6 million, subject to customary adjustments.  Net assets acquired totaled approximately $0.7 million. The acquisition allows the Company to continue to expand its product marketing and development resources as it capitalizes on shifting consumer consumption trends.  The acquisition includes Bixby’s roasting facility in Los Angeles, California.  The acquisition was recorded by allocating the costs of the assets acquired and liabilities assumed, which consisted of accounts receivable, inventory, property, plant and equipment, and accounts payable, based on their estimated fair values at the acquisition date.  The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company finalized its purchase price allocation during the second quarter of 2023, recognizing approximately $2.0 million of goodwill, which is deductible for tax purposes, within our Beverage Solutions segment.  The financial results of Bixby are included in the Beverage Solutions segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

Note 6. Inventories

The following table summarizes inventories as of June 30, 2024 and December 31, 2023:

(Thousands)	June 30, 2024	December 31, 2023
Raw materials	$86,350	$78,882
Finished goods	33,410	26,857
Green coffee	43,943	44,182
Total inventories	$163,703	$149,921

Green coffee inventories represent green coffee held for resale. At June 30, 2024 and December 31, 2023, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 7. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of June 30, 2024 and December 31, 2023:

(Dollars in Thousands)	Depreciable Lives	June 30, 2024	December 31, 2023
Land		$6,630	$8,778
Buildings	10-40 years	38,164	35,911
Leasehold improvements(1)		12,764	9,800
Plant equipment	3-15 years	145,307	128,639
Vehicles and transportation equipment	3-5 years	637	648
IT systems	3-7 years	12,853	8,909
Furniture and fixtures	3-10 years	7,002	3,294
Customer beverage equipment(2)	3-5 years	23,089	22,931
Lease right-of-use assets(3)		81	81
Construction in progress and equipment deposits		265,161	208,308
		511,688	427,299
Less: accumulated depreciation		(93,441)	(83,261)
Property, plant and equipment, net		$418,247	$344,038

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three and six months ended June 30, 2024 was $5.8 million and $11.3 million, respectively, and depreciation expense for the three and six months ended June 30, 2023 was $4.1 million and $8.0 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at June 30, 2024 are expected to be in production use.

Note 8. Goodwill

The following table reflects the carrying amount of goodwill as of June 30, 2024 and December 31, 2023:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2023
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at June 30, 2024
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 9. Intangible Assets, Net

The following table summarizes intangible assets, net as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(30,342)	$118,306
Favorable lease asset	790	(548)	242
Software	1,179	(774)	405
Intangible assets, net	$150,617	$(31,664)	$118,953

	December 31, 2023
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(26,487)	$122,161
Favorable lease asset	790	(413)	377
Software	1,079	(672)	407
Intangible assets, net	$150,517	$(27,572)	$122,945

Amortization expense of intangible assets was $2.1 million and $4.1 million for the three and six months ended June 30, 2024, respectively, and amortization expense of intangible assets was $2.0 million and $4.0 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the weighted average useful life for definite-lived intangibles is approximately 20 years.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Right-of-use operating lease assets	Operating lease right-of-use assets	$62,643	$67,601
Operating lease liabilities - current	Accrued expenses and other current liabilities	4,531	4,809
Operating lease liabilities - noncurrent	Operating lease liabilities	59,287	63,554

During the six months ended June 30, 2024 and 2023, the Company obtained approximately $1.0 million and $6.0 million of right-of-use operating lease assets in exchange for lease obligations.

On February 12, 2024, following the completion of its 530,000 square foot distribution center in Conway, Arkansas, the Company entered into a lease termination agreement for the Gregory Distribution Center lease. The Gregory Distribution Center lease terminated, by mutual agreement, on June 30, 2024. No costs were incurred as a result of the lease termination. This lease termination event does not significantly alter the Company’s operational capabilities or its financial position.

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs for the three and six months ended June 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Operating lease cost	$2,772	$1,209	$5,564	$2,430
Short-term lease cost	228	239	461	479
Total	$3,000	$1,448	$6,025	$2,909

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted-average discount rate	7.7%	7.8%
Weighted-average remaining lease term	12.8 years	12.9 years

Supplemental cash flow information about the Company’s leases as of June 30, 2024 and 2023, respectively, is as follows:

	Six Months Ended June 30,
(Thousands)	2024	2023
Cash paid related to operating lease liabilities	$4,981	$2,141

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of June 30, 2024.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2024 are as follows:

(Thousands)
Remainder of 2024	$4,528
2025	8,207
2026	7,672
2027	7,714
2028	7,173
Thereafter	68,641
Total future minimum lease payments	103,935
Less: imputed interest	(40,117)
Present value of minimum lease payments	$63,818

Note 11. Debt

Our long-term debt at June 30, 2024 and December 31, 2023 is as follows:

(Thousands)	June 30, 2024	December 31, 2023
Term loan facility	$159,688	$164,063
Delayed draw term loan facility	49,375	—
Revolving credit facility	59,000	65,000
Convertible notes payable	72,000	—
International trade finance lines	54,552	43,694
International notes payable	5,801	6,179
Other loans	28	39
Total debt	400,444	278,975
Unamortized debt costs	(3,829)	(2,378)
Current maturities of long-term debt	(12,137)	(9,811)
Convertible notes payable - related party, net	(49,671)	—
Short-term debt	(54,552)	(43,694)
Long-term debt, net	$280,255	$223,092

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

Borrowings under the Revolving Credit Facility, the Term Loan Facility and the Delayed Draw Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (a) term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (b) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus an applicable margin.

At June 30, 2024, we had $59.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 9.1%, and we had $2.6 million of standby letters of credit outstanding. At June 30, 2024, the interest rate applicable to our Term Loan Facility was 9.2% and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.7%.

On February 15, 2024, the Borrower entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement. The Third Amendment modified the existing covenant relief period (the “Covenant Relief Period”), which commenced on June 30, 2023 and will end on the earlier to occur of (i) April 1, 2026 and (ii) any date following June 30, 2024, on which the Borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions. During the Covenant Relief Period, the Company’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments will be more limited. The Third Amendment permits the Company to issue convertible notes, including the Convertible Notes (as defined below).

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

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At June 30, 2024, the carrying value of the Convertible Notes was $71.5 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

On March 8, 2024, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was reduced from $70.0 million to $55.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At June 30, 2024, there was $41.7 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of June 30, 2024.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At June 30, 2024, there was $5.0 million of outstanding borrowings under the facility, of which $4.5 million and $0.5 million, is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of June 30, 2024.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $8.4 million at June 30, 2024 and (b) a long-term note payable with a balance of $0.8 million at June 30, 2024. Additionally, Rwanda Trading Company maintains two short-term futures contract-based lending facilities from international institutions with outstanding balances of $2.5 million and $2.0 million at June 30, 2024.

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

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,511,922 Series A Preferred Shares outstanding at June 30, 2024 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three and six months ended June 30, 2024, the Company recorded $0.1 million and $0.2 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares. For the three and six months ended June 30, 2023, the Company recorded $0.1 million of amortization and $0.3 million of accretion, respectively, with respect to the Westrock Series A Preferred Shares.

Note 13. Common Stock Warrants

The Company has 19,144,120 common stock warrants outstanding at June 30, 2024. 17,118,074 of the warrants are publicly-traded (the “Westrock Public Warrants”) and 2,026,046 of the warrants are private placements warrants (the “Westrock Private Warrants” and together with the Westrock Public Warrants, the “Westrock Warrants”). The Westrock Warrants are included in warrant liabilities on the Company’s Condensed Consolidated Balance Sheet. The Westrock Warrants entitle the holder to purchase one share of Common Share at an exercise price of $11.50 per share.

The Westrock Warrants may only be exercised for a whole number of shares, and will expire on August 26, 2027, or earlier upon redemption or liquidation. Westrock may redeem the outstanding Westrock Public Warrants (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported last sale price of the Common Shares for any 20 trading days within a 30-trading day period ending three business days before Westrock sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share. During any period when Westrock fails to maintain an effective registration statement registering the Common Shares issuable upon the exercise of the Westrock Warrants, Westrock is required to permit holders of Westrock Warrants to exercise their Westrock Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exemption.

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

The Company re-measures the fair value of the Westrock Public Warrants based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants are valued using a binomial lattice valuation model. For the three and six months ended June 30, 2024, the Company recognized $1.6 million and $1.7 million of gains, respectively, related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company recognized $11.8 million and $6.3 million of losses, respectively, related to the change in fair value of warrant liabilities.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended June 30, 2024 or 2023.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 15.5 million pounds and 11.5 million pounds as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 20.1 million pounds and 30.0 million pounds, respectively. During the three and six months ended June 30, 2023, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 15.2 million pounds and 23.6 million pounds, respectively.

Approximately $3.5 million and $3.6 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024, respectively. Approximately $1.4 million and $2.1 million of net realized losses, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the estimated amount of net gains reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $8.7 million.

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

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$3,924	$3,355
Options contracts	Derivative assets	712	—
Total		$4,636	$3,355

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$13,115	$10,303
Total		13,115	10,303
Total derivative assets		$17,751	$13,658

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$5,044	$3,731
Total derivative liabilities		$5,044	$3,731

1 - The fair value of coffee futures excludes amounts related to margin accounts.

The following table presents the pre-tax net gains and losses for our derivative instruments for the three and six months ended June 30, 2024 and 2023, respectively:

		Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	Statement of Operations Location	2024	2023	2024	2023
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$3,480	$(1,366)	$3,572	$(2,087)

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$(141)	$2,098	$2,200	$1,070

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at June 30, 2024:

	June 30, 2024
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$34,818	$—	$34,818
Coffee futures contracts	3,924	—	—	3,924
Options contracts	712	—	—	712
Forward purchase and sales contracts	—	13,115	—	13,115
Total	$4,636	$47,933	$—	$52,569

Liabilities:
Forward purchase and sales contracts	—	5,044	—	5,044
Westrock Public Warrants	38,002	—	—	38,002
Westrock Private Warrants	—	—	5,146	5,146
Total	$38,002	$5,044	$5,146	$48,192

The following table presents the change in fair value of Level 3 Westrock Private Warrant liabilities:

Westrock
(Thousands)	Private Warrants
Fair value as of December 31, 2023	$5,430
Change in fair value	(284)
Fair value as of June 30, 2024	$5,146

The following table summarizes the fair value of financial instruments at December 31, 2023:

	December 31, 2023
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$33,447	$—	$33,447
Coffee futures contracts	3,355	—	—	3,355
Forward purchase and sales contracts	—	10,303	—	10,303
Total	$3,355	$43,750	$—	$47,105

Liabilities:
Forward purchase and sales contracts	—	3,731	—	3,731
Westrock Public Warrants	39,371	—	—	39,371
Westrock Private Warrants	—	—	5,430	5,430
Total	$39,371	$3,731	$5,430	$48,532

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

Westrock Public Warrants are valued based on their quoted market price of $2.22 and $2.30 per warrant as of June 30, 2024 and December 31, 2023, respectively. Westrock Private Warrants price of $2.54 and $2.68 per warrant as of June 30, 2024 and December 31, 2023, respectively, are valued using a binomial lattice valuation model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs were as follows:

	June 30, 2024	December 31, 2023
Stock price	$10.23	$10.21
Exercise price	11.50	11.50
Expected term (years)	5.00	5.00
Expected volatility	34.20%	33.80%
Risk-free rate of return	4.45%	3.91%
Dividend yield	0.00%	0.00%

The most significant of these primary unobservable inputs utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, a supply chain finance program, convertible notes payable, short-term debt and long-term debt. The carrying amount of cash, accounts receivable, accounts payable, short-term debt and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility, Revolving Credit Facility and Delayed Draw Term Loan Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of June 30, 2024 as the interest rate on these facilities is adjusted for changes in the market rates. The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of June 30, 2024. The fair value of the Term Loan Facility, Revolving Credit Facility, Delayed Draw Term Loan Facility and Convertible Notes was determined based on Level 2 inputs under the fair value hierarchy.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three and six months ended June 30, 2024 or 2023, requiring these non-financial assets and liabilities to be subsequently recognized at fair value, with the exception of the

$0.8 million impairment charge on equipment related to the restructuring activities disclosed in Note 3. The equipment is no longer in use and was determined to have no salvage value.

At June 30, 2024, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Condensed Consolidated Balance Sheets. As of June 30, 2024, there have been no adjustments, upward or downward, to the carrying value.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Unrealized gain (loss) on derivative instruments:
Balance at beginning of period	$3,548	$(4,115)	$3,362	$(6,355)
Other comprehensive income (loss) before reclassifications	8,541	(1,208)	8,878	1,146
Amounts reclassified from accumulated comprehensive income	(3,480)	1,366	(3,572)	2,087
Tax effect	(1,241)	(875)	(1,300)	(1,710)
Net accumulated other comprehensive income	7,368	(4,832)	7,368	(4,832)
Less: Other comprehensive income attributable to non-controlling interests	—	—	—	—
Balance at end of period	7,368	(4,832)	7,368	(4,832)
Foreign currency translation adjustment
Balance at beginning of period	486	234	456	252
Other comprehensive income (loss) before reclassifications	51	59	81	41
Amounts reclassified from accumulated comprehensive income	—	—	—	—
Tax effect	—	—	—	—
Net accumulated other comprehensive income	537	293	537	293
Less: Other comprehensive income attributable to non-controlling interests	—	—	—	—
Balance at end of period	537	293	537	293
Accumulated other comprehensive income (loss) at end of period	$7,905	$(4,539)	$7,905	$(4,539)

Note 17. Equity-Based Compensation

During the three and six months ended June 30, 2024, the Company granted 0.1 million and 1.4 million restricted stock units (“RSUs”), respectively, under the Westrock Coffee Company 2022 Equity Incentive Plan (the “2022 Equity Plan”). The RSUs had a grant date fair value of $1.0 million and $13.2 million, respectively, which was calculated using the closing price of the Common Shares on the applicable date of grant. The RSUs are amortized on a straight-line basis to expense over the vesting period. For RSUs issued during 2024, the vesting period is four years, and for RSUs issued prior to 2024, the vesting period is three years. As of June 30, 2024, there were 2.7 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the six months ended June 30, 2024.

		Weighted-Average
		Fair Value at
	Units	Grant Date
Outstanding at December 31, 2023	1,989,782	$11.51
Granted	1,367,139	9.66
Forfeited	(128,150)	10.58
Vested	(373,293)	11.93
Outstanding at June 30, 2024	2,855,478	$10.61

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Warrants	19,144	19,144	19,144	19,155
Restricted stock	2,860	2,242	2,504	1,788
Options	1,316	1,476	1,322	1,505
If-converted securities	30,517	23,566	25,278	23,575

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2024	2023	2024	2023
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(17,672)	$(26,724)	$(41,258)	$(31,493)
Denominator:
Weighted-average common shares outstanding - basic	88,323	75,726	88,209	75,543
Basic earnings (loss) per common share	$(0.20)	$(0.35)	$(0.47)	$(0.42)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(17,672)	$(26,724)	$(41,258)	$(31,493)
Effect of participating securities	—	—	—	—
Effect of non-participating securities	—	—	—	—
Net income (loss) attributable to common shareholders - diluted	$(17,672)	$(26,724)	$(41,258)	$(31,493)
Denominator:
Weighted-average common shares outstanding - basic	88,323	75,726	88,209	75,543
Effect of dilutive participating securities	—	—	—	—
Effect of dilutive non-participating securities	—	—	—	—
Weighted-average common shares outstanding - diluted	88,323	75,726	88,209	75,543

Dilutive loss per common share	$(0.20)	$(0.35)	$(0.47)	$(0.42)

Note 19. Segment Information

Our two operating segments, Beverage Solutions and Sustainable Sourcing & Traceability, are evaluated using Adjusted EBITDA, which is a segment performance measure we define as net (loss) income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense and the impact, which may be recurring in nature, transaction, restructuring and integrations costs, including management services and consulting agreements entered into in connection with the acquisition of S&D Coffee, Inc., impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain costs specifically excluded from the calculation of EBITDA under our material debt agreements, such as facility start-up costs, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, and other similar or infrequent items (although we may not have had such charges in the periods presented).

Selected financial data related to our segments is presented below for the periods indicated:

	Three Months Ended June 30, 2024
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$163,253	$46,740	$(1,604)	$208,389

Adjusted EBITDA	13,245	419	n/a	13,664
Less:
Interest expense				7,453
Income tax expense (benefit)				(4,645)
Depreciation and amortization				7,968
Transaction, restructuring and integration expense				4,399
Change in fair value of warrant liabilities				(1,612)
Equity-based compensation				3,025
Impairment charges				831
Conway extract and ready-to-drink facility start-up costs				13,612
Mark-to-market adjustments				(1,522)
Loss (gain) on disposal of property, plant and equipment				971
Other				943
Net loss				$(17,759)

Total assets	965,250	91,123	n/a	1,056,373

	Three Months Ended June 30, 2023
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$189,719	$36,048	$(1,073)	$224,694

Adjusted EBITDA	11,660	(350)	n/a	11,310
Less:
Interest expense				7,385
Income tax expense (benefit)				6,240
Depreciation and amortization				6,181
Transaction, restructuring and integration expense				2,901
Change in fair value of warrant liabilities				11,800
Equity-based compensation				2,310
Conway extract and ready-to-drink facility start-up costs				1,711
Mark-to-market adjustments				(969)
Other				562
Net loss				$(26,811)

Total assets	727,471	94,837	n/a	822,308

	Six Months Ended June 30, 2024
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$321,312	$83,060	$(3,483)	$400,889

Adjusted EBITDA	24,045	761	n/a	24,806
Less:
Interest expense				15,032
Income tax expense (benefit)				1,170
Depreciation and amortization				15,516
Transaction, restructuring and integration expense				7,363
Change in fair value of warrants				(1,653)
Equity-based compensation				5,481
Impairment charges				831
Conway extract and ready-to-drink facility start-up costs				23,408
Mark-to-market adjustments				(3,162)
Loss (gain) on disposal of property, plant and equipment				973
Other				1,279
Net loss				$(41,432)

Total assets	965,250	91,123	n/a	1,056,373

	Six Months Ended June 30, 2023
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$370,928	$61,439	$(2,231)	$430,136

Adjusted EBITDA	20,081	(318)	n/a	19,763
Less:
Interest expense				13,414
Income tax expense (benefit)				1,881
Depreciation and amortization				12,055
Transaction, restructuring and integration expense				9,545
Change in fair value of warrants				6,272
Management and consulting fees (S&D acquisition)				556
Equity-based compensation				3,857
Conway extract and ready-to-drink facility start-up costs				3,580
Mark-to-market adjustments				(2,205)
Loss (gain) on disposal of property, plant and equipment				896
Other				1,049
Net loss				$(31,137)

Total assets	727,471	94,837	n/a	822,308

Note 20. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $180.3 million as of June 30, 2024 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

In addition, at June 30, 2024, we had an obligation to repurchase $1.0 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

Note 21. Related Party Transactions

In February 2024, the Company sold and issued Convertible Notes to Westrock Group, LLC (an affiliate of Scott Ford, the Company’s Chief Executive Officer and a member of the board of directors of the Company, “Westrock Group”), Wooster Capital, LLC (an affiliate of Joe Ford, chairman of the board of directors) and HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), each a related party.

The Condensed Consolidated Financial Statements reflect the following transactions with related parties:

(Thousands)	June 30, 2024	December 31, 2023
Accrued expenses and other current liabilities
Westrock Group	$378	$—
Wooster Capital	94	—
HF Direct Investment Pool, LLC	472	—
Total	$944	$—

(Thousands)	June 30, 2024	December 31, 2023
Convertible notes payable - related party, net:
Westrock Group	$20,000	$—
Wooster Capital	5,000	—
HF Direct Investment Pool, LLC	25,000	—
Total	50,000	—
Unamortized debt costs	(329)	—
Total	$49,671	$—

	Six Months Ended June 30,
(Thousands)	2024	2023
Interest expense:
Westrock Group	$378	$—
Wooster Capital	94	—
HF Direct Investment Pool, LLC	472	—
Total	$944	$—

In connection with the acquisition of S&D Coffee, Inc. in February 2020, the Company entered into a Management Services Agreement with Westrock Group, whose controlling manager and controlling member, Greenbrier Holdings, LLC, is owned and controlled by our co-founder and Chief Executive Officer Scott Ford. Under the terms of the agreement, which expired in February 2023, Westrock Group was paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The Company recognized no such expenses during the three or six months ended June 30, 2024. The Company recognized no expenses and $0.6 million of such expenses during the three and six months ended June 30, 2023. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expenses. For the three and six months ended June 30, 2024, the Company recognized expenses of $0.3 million and $0.6 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company recognized expenses of $0.5 million and $0.8 million, respectively, for such items. At June 30, 2024 and December 31, 2023, we had no amounts payable and $0.2 million payable to Westrock Group, respectively, related to such items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2024. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2023 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2024.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Net loss	$(17,759)	$(26,811)	$(41,432)	$(31,137)
Interest expense	7,453	7,385	15,032	13,414
Income tax expense (benefit)	(4,645)	6,240	1,170	1,881
Depreciation and amortization	7,968	6,181	15,516	12,055
EBITDA	(6,983)	(7,005)	(9,714)	(3,787)
Transaction, restructuring and integration expense	4,399	2,901	7,363	9,545
Change in fair value of warrant liabilities	(1,612)	11,800	(1,653)	6,272
Management and consulting fees (S&D Coffee, Inc. acquisition)	—	—	—	556
Equity-based compensation	3,025	2,310	5,481	3,857
Impairment charges	831	—	831	—
Conway extract and ready-to-drink facility start-up costs	13,612	1,711	23,408	3,580
Mark-to-market adjustments	(1,522)	(969)	(3,162)	(2,205)
Loss on disposal of property, plant and equipment	971	—	973	896
Other	943	562	1,279	1,049
Adjusted EBITDA	$13,664	$11,310	$24,806	$19,763

Beverage Solutions	13,245	11,660	24,045	20,081
Sustainable Sourcing & Traceability	419	(350)	761	(318)
Total of Reportable Segments	$13,664	$11,310	$24,806	$19,763

Significant Developments

Restructuring Activities

During the second quarter of 2024, the Company committed to a plan to consolidate its manufacturing operations, which will result in the closure and sale of its West Winds manufacturing facility in Concord, NC, and the closure of its manufacturing facility in Richmond, CA. All production from the impacted facilities will be consolidated into other facilities operated by the Company in Concord, NC and Conway, AR. The closure of the West Winds facility was completed as of June 30, 2024, and the sale of the land and buildings is expected to be completed within the next 12 months. Production in the Richmond, CA facility is expected to cease during the third quarter of 2024. In addition, during the second quarter of 2024, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity in our selling, general and administrative functions. We estimate annualized savings from these initiatives to be approximately $10.0 million, and we expect to begin fully realizing these savings, on a run-rate basis, in the first quarter of 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Dollars in Thousands)	June 30, 2024	Revenues	June 30, 2023	Revenues
Net sales	$208,389	100.0%	$224,694	100.0%
Costs of sales	166,986	80.1%	189,018	84.1%
Gross profit	41,403	19.9%	35,676	15.9%

Selling, general and administrative expense	51,610	24.8%	34,170	15.2%
Transaction, restructuring and integration expense	4,399	2.1%	2,901	1.3%
Impairment charges	831	0.4%	—	0.0%
Loss on disposal of property, plant and equipment	971	0.5%	—	0.0%
Total operating expenses	57,811	27.7%	37,071	16.5%
Loss from operations	(16,408)	(7.9)%	(1,395)	(0.6)%

Other (income) expense
Interest expense	7,453	3.6%	7,385	3.3%
Change in fair value of warrant liabilities	(1,612)	(0.8)%	11,800	5.3%
Other, net	98	0.0%	(9)	(0.0)%
Loss before income taxes and equity in earnings from unconsolidated entities	(22,347)	(10.7)%	(20,571)	(9.2)%
Income tax expense (benefit)	(4,645)	(2.2)%	6,240	2.8%
Equity in (earnings) loss from unconsolidated entities	57	0.0%	—	0.0%
Net loss	$(17,759)	(8.5)%	$(26,811)	(11.9)%
Net loss attributable to shareholders	(17,759)	(8.5)%	(26,811)	(11.9)%
Accretion of Series A Convertible Preferred Shares	87	0.0%	87	0.0%
Net loss attributable to common shareholders	$(17,672)	(8.5)%	$(26,724)	(11.9)%

The following table sets forth selected financial information of our reportable segments for the three months ended June 30, 2024 and 2023:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Dollars in Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2024	$163,253	$46,740	$(1,604)	$208,389
2023	189,719	36,048	(1,073)	224,694
Segment Costs of Sales:
2024	126,638	40,348	n/a	166,986
2023	157,244	31,774	n/a	189,018
Segment Gross Profit:
2024	36,615	4,788	n/a	41,403
2023	32,475	3,201	n/a	35,676
Segment Adjusted EBITDA:
2024	13,245	419	n/a	13,664
2023	11,660	(350)	n/a	11,310
Segment Adjusted EBITDA Margin:
2024	8.1%	0.9%	n/a	6.6%
2023	6.1%	(1.0)%	n/a	5.0%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Net Sales

Net Sales from our Beverage Solutions segment were $163.3 million for the three months ended June 30, 2024, compared to $189.7 million for the three months ended June 30, 2023, a decrease of approximately 14.0%. The decrease was primarily due to a $29.5 million decrease in the sale of coffee and tea products, driven by a 22.1% decrease in roast and ground coffee volumes and a 14.8% decrease in single serve cup volumes, partially offset by a $3.0 million increase in the sale of flavors, extracts and ingredients products, driven by a 31.2% increase in flavors, extracts and ingredients volumes.

Net Sales from our SS&T segment, net of intersegment revenues, totaled $45.1 million for the three months ended June 30, 2024, increasing 29.1% compared to $35.0 million for the three months ended June 30, 2023. The increase is driven by an increase in sales volume, which increased 39.9%, partially offset by an 8.2% decrease in average sales price per pound for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in the average sales price per pound is directly correlated to the global commodities price.

Costs of Sales

In our Beverage Solutions segment, costs of sales decreased to $126.6 million for the three months ended June 30, 2024, from $157.2 million for the three months ended June 30, 2023. The decrease in costs of sales was primarily driven by a decrease in the sale of coffee and tea products for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

In our SS&T segment, costs of sales increased $8.6 million to $40.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase is primarily due to an increase in green coffee sales volume. Costs of sales in our SS&T segment for the three months ended June 30, 2024 included $1.5 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $1.0 million of net unrealized gains for the three months ended June 30, 2023.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2024		2023
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$48,765	29.9%	$31,485	16.6%
Sustainable Sourcing & Traceability	2,845	6.3%	2,685	7.7%
Total selling, general and administrative expense	$51,610	24.8%	$34,170	15.2%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $17.3 million to $48.8 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase is primarily due to a $11.9 million increase in expenses associated with the start-up of our extract and ready-to-drink facility in Conway, Arkansas. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the three months ended June 30, 2023.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the three months ended June 30, 2024 were $4.4 million, approximately $4.1 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives. During the three months ended June 30, 2023, we incurred $2.9 million of transaction, restructuring and integration expenses, approximately $2.2 million of which related to the costs associated with the integration of our new enterprise resource planning system, including internal and external costs related to post go-live system support and duplicative system costs.

Interest Expense

	Three Months Ended June 30,
(Thousands)	2024	2023
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$4,876	$3,153
Revolving credit facility	1,075	1,440
Convertible notes payable	278	—
Convertible notes payable - related party	632	—
Supply chain finance program	2,536	220
International trade finance lines	1,144	984
International notes payable	212	23
Other	370	1,030
Total cash interest	11,123	6,850
Non-cash:
Amortization of deferred financing costs	665	535
Capitalized interest	(4,335)	—
Total non-cash interest	(3,670)	535
Total interest expense	$7,453	$7,385

Interest expense for the three months ended June 30, 2024 was $7.5 million compared to $7.4 million for the three months ended June 30, 2023. $1.7 million of the increase is attributable to interest expense associated with our term loan and delayed draw term loan facilities, primarily due to an increase in interest rates and higher outstanding borrowings. In addition, we incurred $2.5 million in interest on our supply chain finance program borrowings for the three months ended June 30, 2024 compared to $0.2 million of such interest for the three months ended June 30, 2023. Furthermore, during the three months ended June 30, 2024, the Company capitalized approximately $4.3 million of interest costs associated with the build-out of our extract and ready-to-drink facility in Conway, Arkansas, while no such interest was capitalized during the three months ended June 30, 2023.

Change in Fair Value of Warrant Liabilities

Warrant liabilities are adjusted to fair value at each reporting period, with any change in fair value recognized in the Condensed Consolidated Statement of Operations. The change in fair value of warrant liabilities for the three months ended June 30, 2024 resulted in recognition of $1.6 million of gains compared to recognition of $11.8 million of losses during the three months ended June 30, 2023.

Income Tax Expense (Benefit)

Income tax benefit for the three months ended June 30, 2024 was $4.6 million, resulting in an effective tax rate of 20.8%. The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets and certain permanent differences, including nondeductible expenses related to executive compensation. Income tax expense for the three months ended June 30, 2023 was $6.2 million, resulting in an effective tax rate of (30.3%).

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Six Months Ended	% of	Six Months Ended	% of
(Dollars in Thousands)	June 30, 2024	Revenues	June 30, 2023	Revenues
Net Sales	$400,889	100.0%	$430,136	100.0%
Costs of sales	322,212	80.4%	360,162	83.7%
Gross profit	78,677	19.6%	69,974	16.3%

Selling, general and administrative expense	96,050	24.0%	68,292	15.9%
Transaction, restructuring and integration expense	7,363	1.8%	9,545	2.2%
Impairment charges	831	0.2%	—	0.0%
Loss on disposal of property, plant and equipment	973	0.2%	896	0.2%
Total operating expenses	105,217	26.2%	78,733	18.3%
Loss from operations	(26,540)	(6.6)%	(8,759)	(2.0)%

Other (income) expense
Interest expense	15,032	3.7%	13,414	3.1%
Change in fair value of warrant liabilities	(1,653)	(0.4)%	6,272	1.5%
Other, net	233	0.1%	811	0.2%
Loss before income taxes and equity in earnings from unconsolidated entities	(40,152)	(10.0)%	(29,256)	(6.8)%
Income tax expense (benefit)	1,170	0.3%	1,881	0.4%
Equity in (earnings) loss from unconsolidated entities	110	0.0%	—	0.0%
Net loss	$(41,432)	(10.3)%	$(31,137)	(7.2)%
Net income (loss) attributable to non-controlling interest	—	0.0%	15	0.0%
Net loss attributable to shareholders	(41,432)	(10.3)%	(31,152)	(7.2)%
Accretion of Series A Convertible Preferred Shares	174	0.0%	(341)	(0.1)%
Net loss attributable to common shareholders	$(41,258)	(10.3)%	$(31,493)	(7.3)%

The following table sets forth selected financial information of our reportable segments for the six months ended June 30, 2024 and 2023:

		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Dollars in Thousands)	Solutions	Traceability	Revenues(1)	Segments
Segment Revenues:
2024	$321,312	$83,060	$(3,483)	$400,889
2023	370,928	61,439	(2,231)	430,136
Segment Costs of Sales:
2024	251,698	70,514	n/a	322,212
2023	307,958	52,204	n/a	360,162
Segment Gross Profit:
2024	69,614	9,063	n/a	78,677
2023	62,970	7,004	n/a	69,974
Segment Adjusted EBITDA:
2024	24,045	761	n/a	24,806
2023	20,081	(318)	n/a	19,763
Segment Adjusted EBITDA Margin:
2024	7.5%	1.0%	n/a	6.2%
2023	5.4%	(0.5)%	n/a	4.6%
(1)	Intersegment revenues represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Net Sales

Net Sales from our Beverage Solutions segment were $321.3 million for the six months ended June 30, 2024, compared to $370.9 million for the six months ended June 30, 2023, a decrease of approximately 13.4%. The decrease was primarily due to a $57.9 million decrease in the sale of coffee and tea products, driven by a 23.0% decrease in roast and ground coffee volumes and a 10.9% decrease in single serve cup volumes, partially offset by a $8.1 million increase in the sale of flavors, extracts and ingredients products, driven by a 35.6% increase in flavors, extracts and ingredients volumes.

Net Sales from our SS&T segment, net of intersegment revenues, totaled $79.6 million for the six months ended June 30, 2024, increasing 34.4% compared to $59.2 million for the six months ended June 30, 2023. The increase is driven by an increase in sales volume, which increased 63.3%, partially offset by an 18.5% decrease in average sales price per pound for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in the average sales price per pound is directly correlated to the global commodities price.

Costs of Sales

In our Beverage Solutions segment, costs of sales decreased to $251.7 million for the six months ended June 30, 2024, from $308.0 million for the six months ended June 30, 2023. The decrease in costs of sales was primarily driven by a decrease in the sale of coffee and tea products for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

In our SS&T segment, costs of sales increased $18.3 million to $70.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase is primarily due to an increase in green coffee sales volume. Costs of sales in our SS&T segment for the six months ended June 30, 2024 included $3.2 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $2.2 million of net unrealized gains for the six months ended June 30, 2023.

Selling, General and Administrative Expense

	Six Months Ended June 30,
	2024		2023
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$90,794	28.3%	$63,287	17.1%
Sustainable Sourcing & Traceability	5,256	6.6%	5,005	8.5%
Total selling, general and administrative expense	$96,050	24.0%	$68,292	15.9%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $27.5 million to $90.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase is primarily due to a $19.8 million increase in expenses associated with the start-up of our extract and ready-to-drink facility in Conway, Arkansas. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the six months ended June 30, 2023.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the six months ended June 30, 2024 were $7.4 million, approximately $4.1 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives and $2.2 million of which related to the establishment of our at-the-market common stock offering program. During the six months ended June 30, 2023, we incurred $9.5 million of transaction, restructuring and integration expenses, approximately $8.3 million of which related to the costs associated with the integration of our new enterprise resource planning system, including internal and external costs related to post go-live system support and duplicative system costs and $0.5 million of which related to the acquisition of Bixby Roasting Co.

Interest Expense

	Six Months Ended June 30,
(Thousands)	2024	2023
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$9,530	$5,904
Revolving credit facility	1,827	2,157
Convertible notes payable	416	—
Convertible notes payable - related party	944	—
Supply chain finance program	4,544	220
International trade finance lines	2,008	2,197
International notes payable	398	54
Other	813	1,894
Total cash interest	20,480	12,426
Non-cash:
Amortization of deferred financing costs	1,715	988
Capitalized interest	(7,163)	—
Total non-cash interest	(5,448)	988
Total interest expense	$15,032	$13,414

Interest expense for the six months ended June 30, 2024 was $15.0 million compared to $13.4 million for the six months ended June 30, 2023. $3.6 million of the increase is attributable to interest expense associated with our term loan and delayed draw term loan facilities, primarily due to an increase in interest rates and higher outstanding borrowings. In addition, we incurred $4.5 million in interest on our supply chain finance program borrowings for the six months ended June 30, 2024 compared to $0.2 million of such interest for the six months ended June 30, 2023. Furthermore, during the six months ended June 30, 2024, the Company capitalized approximately $7.2 million of interest costs associated with the build-out of our extract and ready-to-drink facility in Conway, Arkansas, while no such interest was capitalized during the six months ended June 30, 2023.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the six months ended June 30, 2024 resulted in recognition of $1.7 million of gains compared to recognition of $6.3 million of losses during the six months ended June 30, 2023.

Income Tax Expense (Benefit)

Income tax expense for the six months ended June 30, 2024 was $1.2 million, resulting in an effective tax rate of (2.9%). The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets and certain permanent differences, including nondeductible expenses related to executive compensation. Income tax expense for the six months ended June 30, 2023 was $1.9 million, resulting in an effective tax rate of (6.4%).

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2024. As of June 30, 2024, there have been no material changes to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, and fund investment activities, which include capital expenditures. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities, and available borrowings under our Credit Agreement (as defined herein).

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

Borrowings under the Revolving Credit Facility, the Term Loan Facility and the Delayed Draw Term Loan Facility will bear interest, at the Borrower’s option, initially at an annual rate equal to (a) term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (b) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus an applicable margin.

At June 30, 2024, we had $59.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 9.1% and we had $2.6 million of standby letters of credit outstanding. At June 30, 2024 the interest rate applicable to our Term Loan Facility was 9.2% and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.7%.

On February 15, 2024, the Borrower entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement. The Third Amendment modified the existing covenant relief period (the “Covenant Relief Period”), which commenced on June 30, 2023 and will end on the earlier to occur of (i) April 1, 2026 and (ii) any date following June 30, 2024, on which the Borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions. During the Covenant Relief Period, the Company’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments will be more limited. The Third Amendment permits the Company to issue convertible notes, including the Convertible Notes (as defined herein).

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

The Credit Agreement, as amended, requires the Borrower to maintain compliance with (i) a secured net leverage ratio at levels ranging from 4.50:1.00 to 6.25:1.00 and stepping down to 4.50:1.00 by April 2026 and (ii) an interest coverage ratio of at least 1.50:1.00 on and prior to September 30, 2025 and at least 2.00:1.00 on December 31, 2025 and thereafter. The Credit Agreement, as amended, also includes (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan. Failure to comply with these covenants or make payments when due could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under the Credit Agreement and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. As of the date of this Quarterly Report on Form 10-Q, the Company was in compliance with its financial covenants.

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

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At June 30, 2024, the carrying value of the Convertible Notes was $71.5 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

The Company will settle conversions by paying or delivering, as applicable, at the Company’s election, cash, common stock, par value $0.01 per share (“Common Shares”), or a combination of cash and Common Shares. The Company may not issue more than 19.99% of the issued and outstanding Common Shares immediately prior to the issuance of the Convertible Notes in respect of the conversion of the Convertible Notes. The initial conversion price of the Convertible Notes is $12.84, which corresponds to an initial conversion rate of approximately 77.88 Common Shares per $1,000 principal amount of Convertible Notes. The conversion price and conversion rate are subject to customary adjustments.

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

On March 8, 2024, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was reduced from $70.0 million to $55.0 million and remains uncommitted and repayable on demand, with certain of

Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). At June 30, 2024, there was $41.7 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of June 30, 2024.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At June 30, 2024, there was $5.0 million of outstanding borrowings under the facility, of which $4.5 million and $0.5 million, is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of June 30, 2024.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $8.4 million at June 30, 2024 and (b) a long-term note payable with a balance of $0.8 million at June 30, 2024. Additionally, Rwanda Trading Company maintains two short-term futures contract-based lending facilities from international institutions with outstanding balances of $2.5 million and $2.0 million at June 30, 2024.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Consolidated Balance Sheets. As of June 30, 2024, there were $76.3 million obligations outstanding under the Program.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock not to exceed 5,000,000 Common Shares in the aggregate. During the six months ended June 30, 2024, the Company sold 60,000 Common Shares under the ATM Program, resulting in net proceeds of $0.6 million. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.

Current and Long-Term Liquidity

A key component of our long-term growth strategy is to complete the build-out of our extract and ready-to-drink manufacturing facility in Conway, Arkansas, which will utilize state-of-the-art equipment specifically designed to efficiently manufacture and package a wide range of beverages, such as canned or bottled cold brew coffees, lattes, assorted teas, and juice-based products. During the second quarter of 2024, we commenced commercial production in a portion of the facility. We are continuing to build out the remaining portions of the facility, and expect that the material capital expenditures related to the facility will be completed by the first quarter of 2025.

We believe proceeds from the Delayed Draw Term Loan Facility, Convertible Notes, cash from operations and borrowings available under the Revolving Credit Facility will provide sufficient cash on-hand to fund our near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base, (iii) expanding geographically, (iv) funding accretive acquisitions, (v) continuing to drive margin expansion and (vi) completing the build-out of our extract and ready-to-drink manufacturing facility in Conway, Arkansas. However, the Company will continuously evaluate its liquidity needs, and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund the Conway facility build-out or fund our acquisition strategy, we may delay the build-out of the Conway facility and/or modify the scope of the build-out and we may reprioritize our strategy to focus on organic growth opportunities, which may have an adverse impact on our ability to achieve our growth objectives.

Warrant Proceeds

As of June 30, 2024, we had 19,144,120 outstanding warrants to purchase 19,144,120 Common Shares, exercisable at an exercise price of $11.50 per share, which expire on the earliest to occur of August 26, 2027, redemption or liquidation. The exercise of warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Shares and the spread between the exercise price of the warrant and the price of our Common Shares at the time of exercise. For example, to the extent that the price of our Common Shares exceeds $11.50 per share, it is more likely that holders of our warrants will exercise their warrants. If the price of our Common Shares is less than $11.50 per share, it is unlikely that such holders will exercise their warrants. Even if our warrants are in the money, there can be no assurance that warrant holders will exercise their warrants prior to their expiration. Our Westrock Public Warrants (as defined in Note 13 to our Condensed Consolidated Financial Statements) under certain conditions, as described in their warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Westrock Private Warrants (as defined in Note 13 to our Condensed Consolidated Financial Statements), of which there were 2,026,046 outstanding at June 30, 2024, are not redeemable so long as they are held by the existing holders or their permitted transferees. As such, it is possible that we may never generate any or only very limited cash proceeds from the exercise of our warrants.

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

Future purchase obligations of $180.3 million as of June 30, 2024 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $1.0 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solution segment has an obligation to repurchase.

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

Capital expenditures for the six months ended June 30, 2024 and 2023 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Six months ended June 30, 2024	$102,742	$1,043	$538	$782	$105,105
Six months ended June 30, 2023	$50,512	$1,757	$1,151	$2,325	$55,745

During the remainder of 2024, we expect to invest approximately $55.0 million to continue the build out of our extract and ready-to-drink product manufacturing facility in Conway, Arkansas.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weaknesses in our internal control over financial reporting, described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting, which remain outstanding as of June 30, 2024.

Westrock did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness in risk assessment contributed to the following material weaknesses:

●	Westrock did not design and maintain effective controls over the period-end financial reporting process to achieve complete and accurate financial accounting, reporting and disclosures, including the presentation and classification of various accounts and the recognition of operating lease right-of-use assets and operating lease liabilities in the consolidated financial statements, which resulted in immaterial adjustments to certain interim and annual periods for the years ending December 31, 2020 through March 31, 2024, and material adjustments to the cash flow presentation of net repayments from repurchase agreements within financing activities within the condensed consolidated statement of cash flows for the six months ended June 30, 2023 and to operating lease right-of-use assets and operating lease liabilities within the consolidated balance sheet as of December 31, 2023.

●	Westrock did not design and maintain effective controls related to ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and account reconciliations, which did not result in adjustments to the consolidated financial statements.

Additionally, the material weaknesses could result in a misstatement of substantially all of Westrock’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Activities

Westrock has taken and is taking certain measures to remediate the material weaknesses described above, including the following:

●	Hired additional accounting and information technology (“IT”) personnel, including a new chief accounting officer hired in May 2021, a new technical accounting resource hired in April 2022, a new IT compliance resource hired in March 2023, a new internal controls resource hired in April 2023 with the appropriate level of knowledge, training, and experience to establish an internal audit function responsible for testing internal controls to improve our internal control over financial reporting and IT capabilities, and a Chief Information Officer in November 2023 with public company IT compliance and cybersecurity experience.

●	Developed and formalized a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting based on criteria established in the COSO Framework. Entity level controls necessary to support management’s risk assessment and a process to evaluate the control environment in accordance with the COSO Framework were improved or implemented throughout 2023.

●	Engaged a third party to assist in designing and implementing controls related to period-end financial reporting and segregation of duties.

●	Designed and implemented controls during the quarters ended June 30, September 30, and December 31, 2023, to formalize roles and review responsibilities to align with Westrock’s team’s skills and experience and designing and implementing controls over segregation of duties that include documentation, task reassignment, and policies and procedures enhancement around the preparation, review and oversight of account reconciliations and journal entries.

●	Designed and implemented formal accounting procedures and controls during the quarters ended September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 that support Westrock’s period-end financial accounting, reporting and disclosures, including controls over close procedures workflow, preparation, review and oversight of account reconciliations and journal entries, presentation and classification, evaluation of internal information for disclosure, recognition of operating lease right-of-use assets and operating lease liabilities, and controls to reconcile financial statement and disclosure information to source documentation.

The enhancements are expected to remediate the material weaknesses when they have operated effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c)

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Westrock Coffee Company
Date: August 8, 2024	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2024	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)