Form 10-Q
period 2024-09-30
Westrock Coffee Co
filed 2024-11-07
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the Registrant had 94,188,120 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements including, but not limited to, the following statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future, our expectations regarding the build-out of operations and commercialization of customers within the anticipated time frame of our Conway, Arkansas facility and our ability to sell or commit capacity; our expectations regarding capital expenditures; our future liquidity needs and access to capital; and our expectations regarding remediation of the material weaknesses in our internal control over financial reporting. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

●	the fact that we have incurred net losses in the past, may incur net losses in the future, and may not achieve profitability;
●	risks associated with operating a coffee trading business and a coffee exporting business;

●	the volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;

●	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;

●	deterioration in general macroeconomic conditions and/or decreases in consumer spending on discretionary items;

●	disruption in operations at any of our, our suppliers’ or our co-manufacturers’ production, distribution or manufacturing facilities or other loss of manufacturing capacity;
●	our inability to anticipate customer preferences and successfully develop new products;

●	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;

●	failure to retain key personnel or recruit qualified personnel;

●	our inability to hedge commodity risks;

●	consolidation among our distributors and customers or the loss of any key customer;

●	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;

●	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;

●	our inability to effectively manage the growth and increased complexity of our business;

●	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;

●	our inability to secure the additional capital needed to operate and grow our business;
●	our inability to successfully execute our remediation plans with regards to the material weaknesses in our internal control over financial reporting;

●	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;

●	a material failure, inadequacy or interruption of our information technology systems;

●	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;

●	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;

●	our inability to comply with the financial covenants in our credit agreement;

●	our inability to successfully build out operations, commercialize customers, and generate positive operating cash flows within the anticipated time frame following the recent opening of our new facility in Conway, Arkansas or incurring additional expenses in the process;

●	our corporate structure and organization, which may prevent or delay attempts to acquire a controlling interest in the Company;

●	the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;
●	the impact of current global economic conditions, including those caused by economic slowdowns or recessions, changes in political, economic or industry conditions, global conflicts (including the ongoing conflicts in Europe, the Middle East and Latin America), inflation, the interest rate environment, U.S. government shutdowns, downgrades to the U.S. government’s sovereign credit rating or other conditions affecting the global financial and capital markets, and epidemic, pandemic or other health issues; and

●	other risks, uncertainties and factors set forth in the “Business” and “Risk Factors” sections in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2024 (“Annual Report”) and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

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

Westrock Coffee Company

FORM 10-Q

September 30, 2024

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$22,359	$37,196
Restricted cash	10,321	644
Accounts receivable, net of allowance for credit losses of $3,447 and $2,915, respectively	102,669	99,158
Inventories	160,644	149,921
Derivative assets	16,720	13,658
Prepaid expenses and other current assets	23,921	12,473
Total current assets	336,634	313,050

Property, plant and equipment, net	438,617	344,038
Goodwill	116,111	116,111
Intangible assets, net	116,968	122,945
Operating lease right-of-use assets	61,404	67,601
Other long-term assets	7,380	7,769
Total Assets	$1,077,114	$971,514

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$12,137	$9,811
Short-term debt	58,007	43,694
Accounts payable	52,320	69,106
Supply chain finance program	70,881	78,076
Derivative liabilities	10,204	3,731
Accrued expenses and other current liabilities	38,479	35,217
Total current liabilities	242,028	239,635

Long-term debt, net	326,122	223,092
Convertible notes payable - related party, net	49,689	—
Deferred income taxes	14,475	10,847
Operating lease liabilities	58,507	63,554
Warrant liabilities	729	44,801
Other long-term liabilities	1,286	1,629
Total liabilities	692,836	583,558

Commitments and contingencies (Note 20)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,511 shares and 23,512 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively, $11.50 liquidation value	273,938	274,216

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 94,073 shares and 88,051 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	941	880
Additional paid-in-capital	515,925	471,666
Accumulated deficit	(418,315)	(362,624)
Accumulated other comprehensive income	11,789	3,818
Total shareholders' equity	110,340	113,740

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$1,077,114	$971,514

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2024	2023	2024	2023
Net sales	$220,860	$219,612	$621,749	$649,748
Costs of sales	183,775	184,546	505,987	544,707
Gross profit	37,085	35,066	115,762	105,041

Selling, general and administrative expense	46,132	37,050	142,182	105,275
Transaction, restructuring and integration expense	2,538	3,137	9,901	12,682
Impairment charges	1,165	—	1,996	—
(Gain) loss on disposal of property, plant and equipment	(8)	248	965	1,145
Total operating expenses	49,827	40,435	155,044	119,102
Loss from operations	(12,742)	(5,369)	(39,282)	(14,061)

Other (income) expense
Interest expense	6,889	7,803	21,921	21,216
Change in fair value of warrant liabilities	(5,481)	(25,105)	(7,134)	(18,833)
Other, net	(10)	510	223	1,323
(Loss) income before income taxes and equity in earnings from unconsolidated entities	(14,140)	11,423	(54,292)	(17,767)
Income tax expense (benefit)	84	(5,212)	1,254	(3,331)
Equity in (earnings) loss from unconsolidated entities	35	14	145	80
Net (loss) income	$(14,259)	$16,621	$(55,691)	$(14,516)
Net loss attributable to non-controlling interest	—	—	—	15
Net (loss) income attributable to shareholders	(14,259)	16,621	(55,691)	(14,531)
Participating securities' share in earnings	—	(3,912)	—	—
Accretion of Series A Convertible Preferred Shares	88	93	262	(249)
Net (loss) income attributable to common shareholders	$(14,171)	$12,802	$(55,429)	$(14,780)

(Loss) earnings per common share:
Basic	$(0.16)	$0.15	$(0.63)	$(0.19)
Diluted	$(0.16)	$0.15	$(0.63)	$(0.19)

Weighted-average number of shares outstanding:
Basic	88,540	83,437	88,320	78,203
Diluted	88,540	107,080	88,320	78,203

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Net (loss) income	$(14,259)	$16,621	$(55,691)	$(14,516)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	3,762	3,156	7,768	4,679
Foreign currency translation adjustment	122	86	203	127
Total other comprehensive income (loss)	3,884	3,242	7,971	4,806
Comprehensive (loss) income	(10,375)	19,863	(47,720)	(9,710)
Comprehensive income (loss) attributable to non-controlling interests	—	—	—	15
Comprehensive (loss) income attributable to shareholders	(10,375)	19,863	(47,720)	(9,725)
Participating securities' share in earnings	—	(3,912)	—	—
Accretion of Series A Convertible Preferred Shares	88	93	262	(249)
Comprehensive (loss) income attributable to common shareholders	$(10,287)	$16,044	$(47,458)	$(9,974)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at June 30, 2023	75,728	$757	$348,714	$(359,194)	$(4,539)	$(14,262)
Net income (loss)	—	—	—	16,621	—	16,621
Issuance of common shares, net of issuance costs	11,877	119	117,648	—	—	117,767
Issuance of common shares related to stock options exercised	82	1	785	—	—	786
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	54	—	627	—	—	627
Accretion of Series A Convertible Preferred Shares	—	—	93	—	—	93
Other comprehensive income (loss)	—	—	—	—	3,242	3,242
Equity-based compensation	298	3	2,436	—	—	2,439
Net share settlement of equity awards	—	—	(1,136)	—	—	(1,136)
Balance at September 30, 2023	88,039	$880	$469,167	$(342,573)	$(1,297)	$126,177

Balance at June 30, 2024	88,366	$884	$476,795	$(404,056)	$7,905	$81,528
Net income (loss)	—	—	—	(14,259)	—	(14,259)
Issuance of common shares related to warrant exchange	5,424	54	36,884	—	—	36,938
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	1	—	16	—	—	16
Accretion of Series A Convertible Preferred Shares	—	—	88	—	—	88
Other comprehensive income (loss)	—	—	—	—	3,884	3,884
Equity-based compensation	282	3	3,025	—	—	3,028
Net share settlement of equity awards	—	—	(883)	—	—	(883)
Balance at September 30, 2024	94,073	$941	$515,925	$(418,315)	$11,789	$110,340

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited) (continued)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2022	75,020	$750	$342,664	$(328,042)	$(6,103)	$2,460	$11,729
Net income (loss)	—	—	—	(14,531)	—	15	(14,516)
Issuance of common shares related to acquisitions	40	—	446	—	—	—	446
Issuance of common shares related to Public Warrant exercise	229	2	3,142	—	—	—	3,144
Issuance of common shares related to stock options exercised	88	1	847	—	—	—	848
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	76	1	881	—	—	—	882
Issuance of common shares related to purchase of non-controlling interest	100	1	474	—	—	(2,475)	(2,000)
Issuance of common shares, net of issuance costs	11,877	119	117,648	—	—	—	117,767
Accretion of Series A Convertible Preferred Shares	—	—	(249)	—	—	—	(249)
Other comprehensive income (loss)	—	—	—	—	4,806	—	4,806
Equity-based compensation	609	6	6,291	—	—	—	6,297
Net share settlement of equity awards	—	—	(2,977)	—	—	—	(2,977)
Balance at September 30, 2023	88,039	$880	$469,167	$(342,573)	$(1,297)	$—	$126,177

Balance at December 31, 2023	88,051	880	471,666	(362,624)	3,818	—	113,740
Net income (loss)	—	—	—	(55,691)	—	—	(55,691)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	60	1	624	—	—	—	625
Issuance of common shares related to stock options exercised	1	—	12	—	—	—	12
Issuance of common shares related to warrant exchange	5,424	54	36,884	—	—	—	36,938
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	1	—	16	—	—	—	16
Accretion of Series A Convertible Preferred Shares	—	—	262	—	—	—	262
Other comprehensive income (loss)	—	—	—	—	7,971	—	7,971
Equity-based compensation	536	6	8,502	—	—	—	8,508
Net share settlement of equity awards	—	—	(2,041)	—	—	—	(2,041)
Balance at September 30, 2024	94,073	$941	$515,925	$(418,315)	$11,789	$—	$110,340

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(55,691)	$(14,516)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,196	18,419
Impairment charges	1,996	—
Equity-based compensation	8,508	6,297
Provision for credit losses	1,368	278
Amortization of deferred financing fees included in interest expense	2,432	1,560
Loss on disposal of property, plant and equipment	965	1,145
Mark-to-market adjustments	(2,692)	(1,045)
Change in fair value of warrant liabilities	(7,134)	(18,833)
Foreign currency transactions	461	1,481
Deferred income tax expense (benefit)	1,133	(3,331)
Other	1,003	1,443
Change in operating assets and liabilities:
Accounts receivable	(4,930)	1,993
Inventories	(7,191)	(14,153)
Derivative assets and liabilities	12,685	4,090
Prepaid expense and other assets	1,447	(8,469)
Accounts payable	(2,650)	(50,254)
Accrued liabilities and other	9,071	(1,236)
Net cash used in operating activities	(16,023)	(75,131)
Cash flows from investing activities:
Additions to property, plant and equipment	(141,451)	(121,545)
Additions to intangible assets	(144)	(147)
Acquisition of business, net of cash acquired	—	(2,392)
Acquisition of equity method investments and non-marketable securities	—	(1,385)
Proceeds from sale of property, plant and equipment	1,225	198
Net cash used in investing activities	(140,370)	(125,271)
Cash flows from financing activities:
Payments on debt	(151,968)	(170,522)
Proceeds from debt	250,882	221,509
Payments on supply chain financing program	(121,203)	(2,321)
Proceeds from supply chain financing program	114,008	69,787
Proceeds from convertible notes payable	22,000	—
Proceeds from convertible notes payable - related party	50,000	—
Payment of debt issuance costs	(3,329)	(3,023)
Payment of convertible notes payable issuance costs	(511)	—
Net proceeds from (repayments of) repurchase agreements	(7,111)	(8,553)
Proceeds from exercise of stock options	12	848
Proceeds from exercise of Public Warrants	—	2,632
Proceeds from issuance of common stock	635	118,767
Payment of equity issuance costs	(10)	(1,000)
Payment for purchase of non-controlling interest	—	(2,000)
Payment for taxes for net share settlement of equity awards	(2,041)	(2,977)
Net cash provided by financing activities	151,364	223,147
Effect of exchange rate changes on cash	(131)	(335)
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,160)	22,410
Cash and cash equivalents and restricted cash at beginning of period	37,840	26,405
Cash and cash equivalents and restricted cash at end of period	$32,680	$48,815

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$8,275	$4,441

The total cash and cash equivalents and restricted cash at September 30, 2024 and 2023 is as follows:

(Thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$22,359	$44,407
Restricted cash	10,321	4,408
Total	$32,680	$48,815

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement (as defined herein) and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that projected cash flow from operations, including current projections of the timing and amount of cash flows to be generated from our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”), and available borrowings under its Credit Agreement, as amended, will be sufficient to fund operations and to maintain covenant compliance for at least the next twelve months. However, during the nine months ended September 30, 2024, the Company incurred net losses of $55.7 million and net cash outflows from operating activities of $16.0 million. If we are unable to achieve our profitability growth projections and maintain our covenant leverage ratio and minimum liquidity requirements, as a result of, for example, experiencing any adverse impact of changes or further delays in the estimated timing and volume of products to be commercialized in our Conway Facility over the next twelve months, and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants.

As management’s ability to amend its financial covenants cannot be assured, if necessary, management has committed to delay growth capital expenditures and/or reduce operating expenses, including headcount, salary and/or bonus reductions, all of which are in the Company’s control, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. As further discussed in Restructuring Activities below, the Company has recently consolidated its manufacturing operations, signed a purchase and sale agreement of its West Winds facility, and executed a targeted reduction in excess workforce capacity, which were designed to improve operational efficiency. If required, the Company will further reduce operating costs to ensure compliance with its financial covenants. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Activity in the allowance for credit losses for the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Balance at beginning of period	$3,941	$2,672	$2,915	$3,023
Charged to selling, general and administrative expense	342	629	1,368	278
Write-offs	(836)	—	(836)	—
Total	$3,447	$3,301	$3,447	$3,301

Inventories

Within our Sustainable Sourcing & Traceability segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, we recognized $2.7 million and $3.7 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts. For the three and nine months ended September 30, 2023, we recognized $0.5 million of net unrealized losses and $0.6 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Capitalized Interest

We capitalize a portion of interest costs incurred related to assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on eligible expenditures incurred during the period involved in bringing the assets to their intended use and the Company’s weighted-average interest rate during the period. For the three and nine months ended September 30, 2024, we capitalized $4.0 million and $11.1 million of interest costs, respectively. For the three and nine months ended September 30, 2023, we capitalized $1.0 million of interest costs.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. At September 30, 2024 and December 31, 2023, there were $70.9 million and $78.1 million of obligations outstanding under the Program, respectively.

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

During the second quarter of 2024, the Company committed to a plan to consolidate its manufacturing operations in its Beverage Solutions segment, which resulted in the closure and sale of its West Winds manufacturing facility in Concord, NC, and the closure of its manufacturing facility in Richmond, CA. All production from the impacted facilities was consolidated into other facilities operated by the Company in Concord, NC and Conway, AR. The closure of the West Winds facility was completed as of June 30, 2024. The Company is under contract to sell the land and buildings, which is expected to be completed in the fourth quarter of 2024. Production in our Richmond, CA facility ceased during the third quarter of 2024.

The Company currently estimates total charges related to the plant consolidations of $5.0 million, of which $0.7 million have been incurred during the three and nine months ended September 30, 2024. These charges primarily relate to costs to remove and re-install production equipment into other manufacturing facilities. At September 30, 2024, the Company classified approximately $9.1 million of land and buildings as held-for-sale, which are reported within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, the Company incurred impairment charges of approximately $1.2 million and $2.0 million, respectively, on equipment associated with the plant consolidations, which is reported within impairment charges on the Condensed Consolidated Statements of Operations. The Company is continuing to evaluate which plant assets will be moved to other manufacturing facilities and which plant assets will be disposed of; therefore, there may be additional impairment charges in the future related to the consolidation of our manufacturing facilities.

In addition, during the second quarter of 2024, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result of this reduction, and the impacts of the consolidation of manufacturing facilities noted above, the Company recognized approximately $4.1 million of one-time employee severance costs during the nine months ended September 30, 2024, which are recorded in transaction, restructuring and integration expense in the Condensed Consolidated Statements of Operations. At September 30, 2024, approximately $1.0 million of such termination benefits were accrued for within accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The following table summarizes the changes in the Company’s accrual for employee termination benefits:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Thousands)	2024	2024
Balance at beginning of period	$3,590	$—
Charges	—	4,066
Adjustments	(543)	(543)
Cash paid	(2,034)	(2,510)
Balance at end of the period	$1,013	$1,013

On February 12, 2024, following the completion of its 530,000 square foot distribution center in Conway, AR, the Company entered into a lease termination agreement for its distribution center located in North Little Rock, AR (the “Gregory Distribution Center”). The Gregory Distribution Center lease terminated, by mutual agreement, on June 30, 2024. No costs were incurred as a result of the lease termination. During the first quarter of 2024, the Company remeasured the Gregory Distribution Center lease liability, and related right-of-use asset, in accordance with ASC 842, Leases, resulting in a reduction of the lease liability and right-of-use asset of approximately $3.0 million. At September 30, 2024, there was no remaining lease liability or right-of-use assets related to the Gregory Distribution Center recorded in the Condensed Consolidated Balance Sheets.

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

The effective income tax rates for the nine months ended September 30, 2024 and 2023 were (2.3%) and 18.7%, respectively.  The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets.  The effective tax rate for the nine months ended September 30, 2024 differs from the effective tax rate for the same period in 2023 primarily due to the Company’s full year forecasted ordinary income (loss) in the periods and the permanent difference for changes in the fair value of warrants.

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

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in the update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosure to include significant segment expenses that are regularly provided to the chief operating decision maker and a description of other segment items by reportable segment. ASU 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The amendments in the update are effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 31, 2024, with early adoption permitted. The amendments in the update require retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU 2023-07 will have on our consolidated financial statements. While we do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows’, we will be required to provide enhanced segment disclosures beginning in our Annual Report for the fiscal year ended December 31, 2024 and subsequent interim periods.

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

ASU 2024-03 – Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures”.  The amendments in this update include requirements for public business entities to provide disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted.  The amendments in this update may be applied either prospectively or retrospectively.  The Company is currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.

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

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such transactions are accounted for as financing transactions in accordance with ASC 606.  At September 30, 2024 and December 31, 2023, the Company had $1.2 million and $8.3 million, respectively, of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, we recorded $3.3 million of net unrealized losses and $1.0 million of net unrealized losses, respectively, within costs of sales. For the three and nine months ended September 30, 2023, we recorded $0.7 million of net unrealized losses and $0.4 million of net unrealized gains, respectively, within costs of sales.

For the three and nine months ended September 30, 2024, the Company recognized $56.6 million and $135.7 million in revenues under ASC 815, respectively, and for the three and nine months ended September 30, 2023, the Company recognized $42.4 million and $101.6 million in revenues under ASC 815, respectively, which are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts gives rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.5 million and $1.5 million at September 30, 2024 and December 31, 2023, respectively. Other accrued deductions were $2.5 million and $2.7 million at September 30, 2024 and December 31, 2023, respectively, and are included as a reduction to accounts receivable, net in the Condensed Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of September 30, 2024 or December 31, 2023. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At September 30, 2024 and December 31, 2023, accounts receivable, net included $107.8 million and $104.8 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of September 30, 2024 and December 31, 2023, no costs were capitalized as all arrangements were less than a year.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Coffee & tea	$115,456	$131,819	$349,301	$425,241
Flavors, extracts & ingredients	47,424	44,332	133,205	121,999
Other	1,130	667	2,816	506
Green coffee	56,850	42,794	136,427	102,002
Net sales	$220,860	$219,612	$621,749	$649,748

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
United States	$169,472	$184,280	$496,542	$562,942
All other countries	51,388	35,332	125,207	86,806
Net sales	$220,860	$219,612	$621,749	$649,748

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

Note 6. Inventories

The following table summarizes inventories as of September 30, 2024 and December 31, 2023:

(Thousands)	September 30, 2024	December 31, 2023
Raw materials	$74,662	$78,882
Finished goods	33,055	26,857
Green coffee	52,927	44,182
Total inventories	$160,644	$149,921

Green coffee inventories represent green coffee held for resale. At September 30, 2024 and December 31, 2023, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 7. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of September 30, 2024 and December 31, 2023:

(Dollars in Thousands)	Depreciable Lives	September 30, 2024	December 31, 2023
Land		$6,592	$8,778
Buildings	10-40 years	143,915	35,911
Leasehold improvements(1)		13,132	9,800
Plant equipment	3-15 years	242,716	128,639
Vehicles and transportation equipment	3-5 years	616	648
IT systems	3-7 years	12,935	8,909
Furniture and fixtures	3-10 years	7,495	3,294
Customer beverage equipment(2)	3-5 years	21,575	22,931
Lease right-of-use assets(3)		81	81
Construction in progress and equipment deposits		88,133	208,308
		537,190	427,299
Less: accumulated depreciation		(98,573)	(83,261)
Property, plant and equipment, net		$438,617	$344,038

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three and nine months ended September 30, 2024 was $5.8 million and $17.1 million, respectively, and depreciation expense for the three and nine months ended September 30, 2023 was $4.4 million and $12.4 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at September 30, 2024 are expected to be in production use.

Note 8. Goodwill

The following table reflects the carrying amount of goodwill as of September 30, 2024 and December 31, 2023:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2023
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at September 30, 2024
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 9. Intangible Assets, Net

The following table summarizes intangible assets, net as of September 30, 2024 and December 31, 2023:

	September 30, 2024
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(32,270)	$116,378
Favorable lease asset	790	(616)	174
Software	1,215	(799)	416
Intangible assets, net	$150,653	$(33,685)	$116,968

	December 31, 2023
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(26,487)	$122,161
Favorable lease asset	790	(413)	377
Software	1,079	(672)	407
Intangible assets, net	$150,517	$(27,572)	$122,945

Amortization expense of intangible assets was $2.0 million and $6.1 million for the three and nine months ended September 30, 2024, respectively, and amortization expense of intangible assets was $2.0 million and $6.0 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the weighted average useful life for definite-lived intangibles is approximately 20 years.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Right-of-use operating lease assets	Operating lease right-of-use assets	$61,404	$67,601
Operating lease liabilities - current	Accrued expenses and other current liabilities	4,334	4,809
Operating lease liabilities - noncurrent	Operating lease liabilities	58,507	63,554

During the nine months ended September 30, 2024 and 2023, the Company obtained approximately $1.0 million and $6.0 million, respectively, of right-of-use operating lease assets in exchange for lease obligations.

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

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs for the three and nine months ended September 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Operating lease cost	$2,678	$1,179	$8,242	$3,609
Short-term lease cost	269	247	730	727
Total	$2,947	$1,426	$8,972	$4,336

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted-average discount rate	7.7%	7.8%
Weighted-average remaining lease term	12.6 years	12.9 years

Supplemental cash flow information about the Company’s leases as of September 30, 2024 and 2023, respectively, is as follows:

	Nine Months Ended September 30,
(Thousands)	2024	2023
Cash paid related to operating lease liabilities	$7,363	$3,195

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of September 30, 2024.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2024 are as follows:

(Thousands)
Remainder of 2024	$2,269
2025	8,268
2026	7,705
2027	7,714
2028	7,173
Thereafter	68,642
Total future minimum lease payments	101,771
Less: imputed interest	(38,930)
Present value of minimum lease payments	$62,841

Note 11. Debt

Our long-term debt at September 30, 2024 and December 31, 2023 is as follows:

(Thousands)	September 30, 2024	December 31, 2023
Term loan facility	$157,500	$164,063
Delayed draw term loan facility	48,750	—
Revolving credit facility	107,500	65,000
Convertible notes payable	72,000	—
International trade finance lines	58,007	43,694
International notes payable	5,801	6,179
Other loans	22	39
Total debt	449,580	278,975
Unamortized debt costs	(3,625)	(2,378)
Current maturities of long-term debt	(12,137)	(9,811)
Convertible notes payable - related party, net	(49,689)	—
Short-term debt	(58,007)	(43,694)
Long-term debt, net	$326,122	$223,092

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

At September 30, 2024, we had $107.5 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.8%, and we had $2.6 million of standby letters of credit outstanding. At September 30, 2024, the interest rate applicable to our Term Loan Facility was 8.0% and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.9%.

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

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $2.8 million (1.25% of the original principal balance). Quarterly payments increase to approximately $4.2 million and $5.6 million (1.875% and 2.5% of the original principal balance) during the final two years of the agreements, respectively.

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

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At September 30, 2024, the carrying value of the Convertible Notes was $71.6 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

On March 8, 2024, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was reduced from $70.0 million to $55.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). On August 21, 2024, Falcon amended its working capital trade finance facility. The amendment increased the facility size from $55.0 million to $75.0 million. The interest rates and maturity date were unchanged as a result of the amendment.

At September 30, 2024, there was $48.5 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of September 30, 2024.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At September 30, 2024, there was $5.0 million of outstanding borrowings under the facility, of which $4.5 million and $0.5 million, is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of September 30, 2024.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $6.6 million at September 30, 2024 and (b) a long-term note payable with a balance of $0.8 million at September 30, 2024. Additionally, Rwanda Trading Company maintains two short-term futures contract-based lending facilities from international institutions with outstanding balances of $0.6 million and $2.4 million at September 30, 2024.

Note 12. Series A Preferred Shares

The Company has 23,510,527 Westrock Series A Preferred Shares outstanding, which rank senior to the Common Shares with respect to dividend rights and/or distribution rights upon the liquidation, winding up or dissolution, as applicable, of Westrock. Each holder of Westrock Series A Preferred Shares is entitled to vote, on an as-converted basis, as a single class with the holders of Common Shares and the holders of any other class or series of capital stock of Westrock then entitled to vote with the Common Shares on all matters submitted to a vote of the holders of Common Shares.

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

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares outstanding at September 30, 2024 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.3 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares. For the three and nine months ended September 30, 2023, the Company recorded $0.1 million of amortization and $0.2 million of accretion, respectively, with respect to the Westrock Series A Preferred Shares.

Note 13. Common Stock Warrants

On August 28, 2024, the Company announced that it had commenced an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding (i) public warrants to purchase Common Shares, which warrants trade on The Nasdaq Global Market (the “Nasdaq”) under the symbol “WESTW” (the “Westrock Public Warrants”), and (ii) private placement warrants to purchase common shares (the “Westrock Private Warrants” and, together with the Westrock Public Warrants, the “Westrock Warrants”). The Company offered to all holders of the Westrock Warrants the opportunity to receive 0.290 common shares in exchange for each of the Westrock Warrants tendered pursuant to the Offer.

The Offer and Consent Solicitation expired on September 26, 2024 (the “Expiration Date”). As of the Expiration Date, (x) 16,676,541 outstanding Westrock Public Warrants were validly tendered and not validly withdrawn in the Offer and Consent Solicitation, representing approximately 97.42% of the Westrock Public Warrants and (y) 2,026,046 outstanding Westrock Private Warrants were validly tendered and not validly withdrawn in the Offer and Consent Solicitation, representing 100% of the Westrock Private Warrants. On September 30, 2024, the Company issued 5,423,681 Common Shares in exchange for the tendered Westrock Warrants.

At September 30, 2024, following the completion of the Offer, the Company had 441,522 Westrock Public Warrants and no Westrock Private Warrants outstanding. The Westrock Warrants are included in warrant liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

The Company re-measures the fair value of the Westrock Public Warrants based on the quoted market price of the Westrock Public Warrants. Prior to the Offer, the Westrock Private Warrants were valued using a binomial lattice valuation model. For the three and nine months ended September 30, 2024, the Company recognized $5.5 million and $7.1 million of gains, respectively, related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company recognized $25.1 million and $18.8 million of gains, respectively, related to the change in fair value of warrant liabilities.

Concurrently with the Offer, the Company also solicited consents from the holders of each of the Westrock Public Warrants and the Westrock Private Warrants to amend that certain Warrant Agreement, dated as of August 25, 2022, by and between the Company and Computershare Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent (the “Warrant Agent”), which governs all of the Westrock Warrants (the “Warrant Agreement”), to permit the Company to require that (x) each Westrock Public Warrant that is outstanding upon the closing of the Offer be exchanged for 0.261 common shares, which is a ratio 10% less than the exchange ratio applicable to the Offer and (y) each Westrock Private Warrant that is outstanding upon the closing of the Offer be exchanged for 0.261 common shares, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”).

Pursuant to the Consent Solicitation, the Company received the approval of holders of approximately 97.42% of the outstanding Westrock Public Warrants and 100% of the outstanding Westrock Private Warrants to adopt the Warrant Amendment, which exceeded (x) the 50% threshold of the outstanding Westrock Public Warrants required to amend the Warrant Agreement with respect to the Westrock Public Warrants and (y) the 50% threshold of the outstanding Westrock Private Warrants required to amend the Warrant Agreement with respect to the Westrock Private Warrants.

Accordingly, the Company and the Warrant Agent entered into the Warrant Amendment, dated September 30, 2024. On September 30, 2024, the Company announced that it would exercise its right, in accordance with the terms of the Warrant Amendment, to exchange each Westrock Public Warrant that is outstanding following the closing of the Offer for 0.261 common shares per warrant (the “Post-Offer Exchange”). The Company fixed the date for the Post-Offer Exchange as October 15, 2024.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended September 30, 2024 and 2023.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 4.8 million pounds and 11.5 million pounds as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 28.7 million pounds and 58.5 million pounds, respectively. During the three and nine months ended September 30, 2023, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 30.3 million pounds and 53.9 million pounds, respectively.

Approximately $4.3 million and $7.9 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024, respectively. Approximately $3.1 million and $5.2 million of net realized losses, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed

Consolidated Statements of Operations for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the estimated amount of net gains reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $13.6 million.

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

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$1,143	$3,355
Options contracts	Derivative assets	214	—
Total		$1,357	$3,355

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$15,363	$10,303
Total		15,363	10,303
Total derivative assets		$16,720	$13,658

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$10,204	$3,731
Total derivative liabilities		$10,204	$3,731

1 - The fair value of coffee futures excludes amounts related to margin accounts.

The following table presents the pre-tax net gains and losses for our derivative instruments for the three and nine months ended September 30, 2024 and 2023, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	Statement of Operations Location	2024	2023	2024	2023
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$4,297	$(3,147)	$7,869	$(5,234)

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$(3,264)	$(669)	$(997)	$402

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at September 30, 2024:

	September 30, 2024
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$46,064	$—	$46,064
Coffee futures contracts	1,143	—	—	1,143
Options contracts	214	—	—	214
Forward purchase and sales contracts	—	15,363	—	15,363
Total	$1,357	$61,427	$—	$62,784

Liabilities:
Forward purchase and sales contracts	—	10,204	—	10,204
Westrock Public Warrants	729	—	—	729
Westrock Private Warrants	—	—	—	—
Total	$729	$10,204	$—	$10,933

The following table presents the change in fair value of Level 3 Westrock Private Warrant liabilities:

Westrock
(Thousands)	Private Warrants
Fair value as of December 31, 2023	$5,430
Change in fair value	(1,511)
Warrant exchange	(3,919)
Fair value as of September 30, 2024	$—

The following table summarizes the fair value of financial instruments at December 31, 2023:

	December 31, 2023
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$33,447	$—	$33,447
Coffee futures contracts	3,355	—	—	3,355
Forward purchase and sales contracts	—	10,303	—	10,303
Total	$3,355	$43,750	$—	$47,105

Liabilities:
Forward purchase and sales contracts	—	3,731	—	3,731
Westrock Public Warrants	39,371	—	—	39,371
Westrock Private Warrants	—	—	5,430	5,430
Total	$39,371	$3,731	$5,430	$48,532

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

Westrock Public Warrants are valued based on their quoted market price of $1.65 and $2.30 per warrant as of September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, there were no outstanding Westrock Private Warrants. As of December 31, 2023, the Westrock Private Warrants price of $2.68 per warrant was valued using a binomial lattice valuation model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs were as follows:

December 31, 2023
Stock price	$10.21
Exercise price	11.50
Expected term (years)	5.00
Expected volatility	33.80%
Risk-free rate of return	3.91%
Dividend yield	0.00%

The most significant of these primary unobservable inputs utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, a supply chain finance program, convertible notes payable, short-term debt and long-term debt. The carrying amount of cash, accounts receivable, accounts payable, short-term debt and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility, Revolving Credit Facility and Delayed Draw Term Loan Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of September 30, 2024 as the interest rate on these facilities is adjusted for changes in the market rates. The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of September 30, 2024. The fair value of the Term Loan Facility, Revolving Credit Facility, Delayed Draw Term Loan Facility and Convertible Notes was determined based on Level 2 inputs under the fair value hierarchy.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three and nine months ended September 30, 2024 or 2023, requiring these non-financial assets and liabilities to be subsequently recognized at fair value, with the exception of the $1.2 million and $2.0 million of impairment charges for the three and nine months ended September 30, 2024, respectively, on equipment related to the restructuring activities disclosed in Note 3. The equipment is no longer in use and was determined to have no salvage value.

At September 30, 2024, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Condensed Consolidated Balance Sheets. As of September 30, 2024, there have been no adjustments, upward or downward, to the carrying value.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Unrealized gain (loss) on derivative instruments:
Balance at beginning of period	$7,368	$(4,832)	$3,362	$(6,355)
Other comprehensive income (loss) before reclassifications	9,279	(97)	18,157	1,049
Amounts reclassified from accumulated comprehensive income	(4,297)	3,147	(7,869)	5,234
Tax effect	(1,220)	106	(2,520)	(1,604)
Net accumulated other comprehensive income	11,130	(1,676)	11,130	(1,676)
Less: Other comprehensive income attributable to non-controlling interests	—	—	—	—
Balance at end of period	11,130	(1,676)	11,130	(1,676)
Foreign currency translation adjustment
Balance at beginning of period	537	293	456	252
Other comprehensive income (loss) before reclassifications	122	86	203	127
Amounts reclassified from accumulated comprehensive income	—	—	—	—
Tax effect	—	—	—	—
Net accumulated other comprehensive income	659	379	659	379
Less: Other comprehensive income attributable to non-controlling interests	—	—	—	—
Balance at end of period	659	379	659	379
Accumulated other comprehensive income (loss) at end of period	$11,789	$(1,297)	$11,789	$(1,297)

Note 17. Equity-Based Compensation

During the three and nine months ended September 30, 2024, the Company granted three thousand and 1.4 million restricted stock units (“RSUs”), respectively, under the Westrock Coffee Company 2022 Equity Incentive Plan (the “2022 Equity Plan”). The RSUs had a grant date fair value of thirty thousand and $13.2 million, respectively, which was calculated using the closing price of the Common Shares on the applicable date of grant. The RSUs are amortized on a straight-line basis to expense over the vesting period. For RSUs issued during 2024, the vesting period is four years, and for RSUs issued prior to 2024, the vesting period is three years. As of September 30, 2024, there were 2.7 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the nine months ended September 30, 2024.

		Weighted-Average
		Fair Value at
	Units	Grant Date
Outstanding at December 31, 2023	1,989,782	$11.51
Granted	1,370,222	9.66
Forfeited	(164,374)	10.54
Vested	(756,565)	11.63
Outstanding at September 30, 2024	2,439,065	$10.50

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Warrants	18,941	19,144	19,076	19,151
Restricted stock units	2,687	2,142	2,565	1,906
Options	1,297	—	1,313	1,472
If-converted securities	31,726	—	29,688	23,564

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2024	2023	2024	2023
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(14,171)	$12,802	$(55,429)	$(14,780)
Denominator:
Weighted-average common shares outstanding - basic	88,540	83,437	88,320	78,203
Basic earnings (loss) per common share	$(0.16)	$0.15	$(0.63)	$(0.19)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(14,171)	$12,802	$(55,429)	$(14,780)
Effect of participating securities	—	3,493	—	—
Net income (loss) attributable to common shareholders - diluted	$(14,171)	$16,295	$(55,429)	$(14,780)
Denominator:
Weighted-average common shares outstanding - basic	88,540	83,437	88,320	78,203
Effect of dilutive participating securities	—	23,542	—	—
Effect of dilutive non-participating securities	—	101	—	—
Weighted-average common shares outstanding - diluted	88,540	107,080	88,320	78,203

Dilutive (loss) earnings per common share	$(0.16)	$0.15	$(0.63)	$(0.19)

Note 19. Segment Information

Our two operating segments, Beverage Solutions and Sustainable Sourcing & Traceability, are evaluated using Segment Adjusted EBITDA, which is a segment performance measure. We define Segment Adjusted EBITDA as net (loss) income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense and the impact, which may be recurring in nature, of transaction, restructuring and integrations costs, including management services and consulting agreements entered into in connection with the acquisition of S&D Coffee, Inc., impairment charges, changes in fair value of warrant liabilities, non-cash mark-to-market adjustments, certain non-capitalizable costs necessary to place the Conway extract and ready-to-drink facility into commercial production, certain recurring operating costs related to the scale-up of operations of the Conway extract and ready-to-drink facility, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, and other similar or infrequent items (although we may not have had such charges in the periods presented).

Selected financial data related to our segments is presented below for the periods indicated:

	Three Months Ended September 30, 2024
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$164,010	$60,144	$(3,294)	$220,860

Segment Adjusted EBITDA	11,752	2,475	n/a	14,227
Less:
Interest expense				6,889
Income tax expense (benefit)				84
Depreciation and amortization				7,680
Transaction, restructuring and integration expense				2,538
Change in fair value of warrant liabilities				(5,481)
Equity-based compensation				3,028
Impairment charges				1,165
Conway extract and ready-to-drink facility pre-production costs				7,937
Conway extract and ready-to-drink facility scale up operating costs				3,958
Mark-to-market adjustments				470
Loss (gain) on disposal of property, plant and equipment				(8)
Other				226
Net loss				$(14,259)

Total assets	973,085	104,029	n/a	1,077,114

	Three Months Ended September 30, 2023
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$176,818	$44,098	$(1,304)	$219,612

Segment Adjusted EBITDA	9,884	1,711	n/a	11,595
Less:
Interest expense				7,803
Income tax expense (benefit)				(5,212)
Depreciation and amortization				6,364
Transaction, restructuring and integration expense				3,137
Change in fair value of warrant liabilities				(25,105)
Equity-based compensation				2,439
Conway extract and ready-to-drink facility pre-production costs				3,035
Mark-to-market adjustments				1,160
Loss (gain) on disposal of property, plant and equipment				248
Other				1,105
Net income				$16,621

Total assets	801,466	89,605	n/a	891,071

	Nine Months Ended September 30, 2024
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$485,322	$143,204	$(6,777)	$621,749

Segment Adjusted EBITDA	35,797	3,236	n/a	39,033
Less:
Interest expense				21,921
Income tax expense (benefit)				1,254
Depreciation and amortization				23,196
Transaction, restructuring and integration expense				9,901
Change in fair value of warrant liabilities				(7,134)
Equity-based compensation				8,508
Impairment charges				1,996
Conway extract and ready-to-drink facility pre-production costs				30,115
Conway extract and ready-to-drink facility scale up operating costs				5,188
Mark-to-market adjustments				(2,692)
Loss (gain) on disposal of property, plant and equipment				965
Other				1,506
Net loss				$(55,691)

Total assets	973,085	104,029	n/a	1,077,114

	Nine Months Ended September 30, 2023
		Sustainable		Total of
	Beverage	Sourcing &	Intersegment	Reportable
(Thousands)	Solutions	Traceability	Revenues	Segments
Net sales	$547,746	$105,537	$(3,535)	$649,748

Segment Adjusted EBITDA	29,965	1,393	n/a	31,358
Less:
Interest expense				21,216
Income tax expense (benefit)				(3,331)
Depreciation and amortization				18,419
Transaction, restructuring and integration expense				12,682
Change in fair value of warrant liabilities				(18,833)
Management and consulting fees (S&D acquisition)				556
Equity-based compensation				6,297
Conway extract and ready-to-drink facility pre-production costs				6,615
Mark-to-market adjustments				(1,045)
Loss (gain) on disposal of property, plant and equipment				1,145
Other				2,153
Net loss				$(14,516)

Total assets	801,466	89,605	n/a	891,071

Note 20. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $266.8 million as of September 30, 2024 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

In addition, at September 30, 2024, we had an obligation to repurchase $1.2 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

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

The Condensed Consolidated Financial Statements reflect the following transactions with related parties:

(Thousands)	September 30, 2024	December 31, 2023
Accrued expenses and other current liabilities
Westrock Group	$128	$—
Wooster Capital	32	—
HF Direct Investment Pool, LLC	160	—
Total	$320	$—

(Thousands)	September 30, 2024	December 31, 2023
Convertible notes payable - related party, net:
Westrock Group	$20,000	$—
Wooster Capital	5,000	—
HF Direct Investment Pool, LLC	25,000	—
Total	50,000	—
Unamortized debt costs	(311)	—
Total	$49,689	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Interest expense:
Westrock Group	$255	$—	633	—
Wooster Capital	64	—	158	—
HF Direct Investment Pool, LLC	320	—	792	—
Total	$639	$—	$1,583	$—

In connection with the acquisition of S&D Coffee, Inc. in February 2020, the Company entered into a Management Services Agreement with Westrock Group, whose controlling manager and controlling member, Greenbrier Holdings, LLC, is owned and controlled by our co-founder and Chief Executive Officer Scott Ford. Under the terms of the agreement, which expired in February 2023, Westrock Group was paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The Company recognized no such expenses during the three or nine months ended September 30, 2024. The Company recognized no expenses and $0.6 million of such expenses during the three and nine months ended September 30, 2023. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expenses. For the three and nine months ended September 30, 2024, the Company recognized expenses of $0.1 million and $0.7 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company recognized expenses of $0.5 million and $1.3 million, respectively, for such items. At September 30, 2024 and December 31, 2023, we had no amounts payable and $0.2 million payable to Westrock Group, respectively, related to such items.

Note 22. Subsequent Events

On October 16, 2024, the Post-Offer Exchange (Note 13) related to the Westrock Public Warrants was completed, resulting in the issuance of 115,220 Common Shares in exchange for then outstanding Westrock Public Warrants. Following the completion of the Post-Offer Exchange, no Westrock Warrants remain outstanding. Accordingly, the Westrock Public Warrants were suspended from trading on the Nasdaq as of the close of business on October 15, 2024, and were delisted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2024. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2023 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2024.

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

Key Business Metrics

We use Consolidated Adjusted EBITDA to evaluate our performance, identify trends, formulate financial projections, and to make strategic decisions.

Consolidated Adjusted EBITDA

We refer to EBITDA and Consolidated Adjusted EBITDA in our analysis of our results of operations, which are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). While we believe that net (loss) income, as defined by GAAP, is the most appropriate earnings measure, we also believe that EBITDA and Consolidated Adjusted EBITDA are important non-GAAP supplemental measures of operating performance as they contribute to a meaningful evaluation of the Company’s future operating performance and comparisons to the Company’s past operating performance. The Company believes that providing these non-GAAP financial measures helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance.

We define “EBITDA” as net (loss) income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Consolidated Adjusted EBITDA” as EBITDA before equity-based compensation expense and the impact, which may be recurring in nature, of transaction, restructuring and integration related costs, including management services and consulting agreements entered into in connection with the acquisition of S&D Coffee, Inc., impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain non-capitalizable costs necessary to place the Conway extract and ready-to-drink facility into commercial production, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, and other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Consolidated Adjusted EBITDA are important supplemental measures to net (loss) income because they provide additional information to evaluate our operating performance on an unleveraged basis.

Since EBITDA and Consolidated Adjusted EBITDA are not measures calculated in accordance with GAAP, they should be viewed in addition to, and not be considered as alternatives for, net (loss) income determined in accordance with GAAP. Further, our computations of EBITDA and Consolidated Adjusted EBITDA may not be comparable to that reported by other companies that define EBITDA and Consolidated Adjusted EBITDA differently than we do.

The reconciliation of our net (loss) income to EBITDA and Consolidated Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Net (loss) income	$(14,259)	$16,621	$(55,691)	$(14,516)
Interest expense	6,889	7,803	21,921	21,216
Income tax expense (benefit)	84	(5,212)	1,254	(3,331)
Depreciation and amortization	7,680	6,364	23,196	18,419
EBITDA	394	25,576	(9,320)	21,788
Transaction, restructuring and integration expense	2,538	3,137	9,901	12,682
Change in fair value of warrant liabilities	(5,481)	(25,105)	(7,134)	(18,833)
Management and consulting fees (S&D Coffee, Inc. acquisition)	—	—	—	556
Equity-based compensation	3,028	2,439	8,508	6,297
Impairment charges	1,165	—	1,996	—
Conway extract and ready-to-drink facility pre-production costs	7,937	3,035	30,115	6,615
Mark-to-market adjustments	470	1,160	(2,692)	(1,045)
Loss on disposal of property, plant and equipment	(8)	248	965	1,145
Other	226	1,105	1,506	2,153
Consolidated Adjusted EBITDA	$10,269	$11,595	$33,845	$31,358

The Company presents Consolidated Adjusted EBITDA as excluding certain Conway extract and ready-to-drink facility start-up costs (“Conway Start-up Costs”). Prior to the third quarter of 2024, Conway Start-up Costs included two categories: (i) non-capitalizable costs necessary to place production and packaging capabilities into commercial production (“pre-production costs”), and (ii) recurring operating costs incurred once a capability is placed into commercial production but before completion of the production scale up (“scale up operating costs”). Beginning in the third quarter of 2024, the Company no longer excludes scale up operating costs in the determination of Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA for the three and six months ended June 30, 2024 has been revised to exclude the impact of scale up operating costs, as follows:

	Three Months Ended	Six Months Ended
(Thousands)	June 30, 2024	June 30, 2024
Consolidated Adjusted EBITDA, as presented	$13,664	$24,806
Conway extract and ready-to-drink facility scale-up costs	(1,230)	(1,230)
Consolidated Adjusted EBITDA, as revised	$12,434	$23,576

Significant Developments

Warrant Exchange

On August 28, 2024, the Company announced that it had commenced an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding (i) public warrants to purchase shares of common stock of the Company, par value $0.01 per share (the “Common Shares”), which warrants trade on The Nasdaq Global Market (the “Nasdaq”) under the symbol “WESTW” (the “Westrock Public Warrants”), and (ii) private placement warrants to purchase common shares (the “Westrock Private Warrants” and, together with the Westrock Public Warrants, the “Westrock Warrants”). The Company offered to all holders of the Westrock Warrants the opportunity to receive 0.290 common shares in exchange for each of the Westrock Warrants tendered pursuant to the Offer. Concurrently with the Offer, the Company also solicited consents from the holders of each of the Westrock Public Warrants and the Westrock Private Warrants to amend that certain Warrant Agreement, dated as of August 25, 2022, by and between the Company and Computershare Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent (the “Warrant Agent”), which governs all of the Warrants (the “Warrant Agreement”), to permit the Company to require that (x) each Westrock Public Warrant that is outstanding upon the closing of the Offer be exchanged for 0.261 common shares, which is a ratio 10% less than the exchange ratio applicable to the Offer and (y) each Westrock Private Warrant that is outstanding upon the closing of the Offer be exchanged for 0.261 common shares, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”).

The Offer and Consent Solicitation expired on September 26, 2024 (the “Expiration Date”). As of the Expiration Date, (x) 16,676,541 outstanding Westrock Public Warrants were validly tendered and not validly withdrawn in the Offer and Consent Solicitation, representing approximately 97.42% of the Westrock Public Warrants and (y) 2,026,046 outstanding Westrock Private Warrants were validly tendered and not validly withdrawn in the Offer and Consent Solicitation, representing 100% of the Westrock Private Warrants. On September 30, 2024, the Company issued 5,423,681 Common Shares in exchange for the tendered Westrock Warrants.

In addition, pursuant to the Consent Solicitation, the Company received the approval of holders of approximately 97.42% of the outstanding Westrock Public Warrants and 100% of the outstanding Westrock Private Warrants to adopt the Warrant Amendment, which exceeded (x) the 50% threshold of the outstanding Westrock Public Warrants required to amend the Warrant Agreement with respect to the Westrock Public Warrants and (y) the 50% threshold of the outstanding Westrock Private Warrants required to amend the Warrant Agreement with respect to the Westrock Private Warrants. Accordingly, the Company and the Warrant Agent entered into the Warrant Amendment, dated September 30, 2024. On September 30, 2024, the Company announced that it would exercise its right, in accordance with the terms of the Warrant Amendment, to exchange each Westrock Public Warrant that is outstanding following the closing of the Offer for 0.261 common shares per warrant (the “Post-Offer Exchange”). In lieu of issuing fractional shares, any holder of warrants who would otherwise have been entitled to receive fractional shares, after aggregating all such fractional shares of such holder, was paid in cash (without interest) in an amount equal to such fractional part of a share multiplied by $6.74. The Company fixed the date for the Post-Offer Exchange as October 15, 2024. On October 16, 2024, the Company issued 115,220 Common Shares for the untendered Westrock Public Warrants. Following the completion of the Offer and Post-Offer Exchange, no Westrock Warrants remain outstanding. Accordingly, the Westrock Public Warrants were suspended from trading on the Nasdaq as of the close of business on October 15, 2024, and were delisted.

Falcon Credit Agreement Amendment

On August 21, 2024, Falcon Coffees Limited, a wholly owned subsidiary of the Company, amended its working capital trade finance facility. The amendment increased the facility size from $55.0 million to $75.0 million. The interest rates and maturity date were unchanged as a result of the amendment. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion related to the working capital trade finance facility.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Dollars in Thousands)	September 30, 2024	Revenues	September 30, 2023	Revenues
Net sales	$220,860	100.0%	$219,612	100.0%
Costs of sales	183,775	83.2%	184,546	84.0%
Gross profit	37,085	16.8%	35,066	16.0%

Selling, general and administrative expense	46,132	20.9%	37,050	16.9%
Transaction, restructuring and integration expense	2,538	1.1%	3,137	1.4%
Impairment charges	1,165	0.5%	—	0.0%
Loss on disposal of property, plant and equipment	(8)	(0.0)%	248	0.1%
Total operating expenses	49,827	22.6%	40,435	18.4%
Loss from operations	(12,742)	(5.8)%	(5,369)	(2.4)%

Other (income) expense
Interest expense	6,889	3.1%	7,803	3.6%
Change in fair value of warrant liabilities	(5,481)	(2.5)%	(25,105)	(11.4)%
Other, net	(10)	(0.0)%	510	0.2%
(Loss) income before income taxes and equity in earnings from unconsolidated entities	(14,140)	(6.4)%	11,423	5.2%
Income tax expense (benefit)	84	0.0%	(5,212)	(2.4)%
Equity in (earnings) loss from unconsolidated entities	35	0.0%	14	0.0%
Net (loss) income	$(14,259)	(6.5)%	$16,621	7.6%
Net (loss) income attributable to shareholders	(14,259)	(6.5)%	16,621	7.6%
Participating securities' share in earnings	—	0.0%	(3,912)	(1.8)%
Accretion of Series A Convertible Preferred Shares	88	0.0%	93	0.0%
Net (loss) income attributable to common shareholders	$(14,171)	(6.4)%	$12,802	5.8%

Net Sales

	Three Months Ended September 30,
(Thousands)	2024	2023
Beverage Solutions	$164,010	$176,818
Sustainable Sourcing & Traceability[1]	56,850	42,794
Total net sales	$220,860	$219,612
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $164.0 million for the three months ended September 30, 2024, compared to $176.8 million for the three months ended September 30, 2023, a decrease of approximately 7.2%. The decrease was primarily due to a $16.4 million decrease in the sale of coffee and tea products, driven by a 6.4% decrease in roast and ground coffee volumes and a 24.4% decrease in single serve cup volumes, partially offset by a $3.1 million increase in the sale of flavors, extracts and ingredients products, driven by an 18.5% increase in flavors, extracts and ingredients volumes.

Net Sales from our SS&T segment, net of intersegment revenues, totaled $56.9 million for the three months ended September 30, 2024, increasing 32.8% compared to $42.8 million for the three months ended September 30, 2023. The increase is driven by an increase in sales volume, which increased 35.9% compared to the three months ended September 30, 2023.

Costs of Sales

	Three Months Ended September 30,
(Thousands)	2024	2023
Beverage Solutions	$131,762	$144,920
Sustainable Sourcing & Traceability	52,013	39,626
Total costs of sales	$183,775	$184,546

In our Beverage Solutions segment, costs of sales decreased to $131.8 million for the three months ended September 30, 2024, from $144.9 million for the three months ended September 30, 2023. The decrease in costs of sales was primarily driven by a decrease in the sale of coffee and tea products and single serve cup volumes for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

In our SS&T segment, costs of sales increased $12.4 million to $52.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase is primarily due to an increase in green coffee sales volume. Costs of sales in our SS&T segment for the three months ended September 30, 2024 included $0.5 million of net unrealized losses on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $1.2 million of net unrealized losses for the three months ended September 30, 2023.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2024		2023
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$43,126	26.3%	$34,577	19.6%
Sustainable Sourcing & Traceability	3,006	5.3%	2,473	5.8%
Total selling, general and administrative expense	$46,132	20.9%	$37,050	16.9%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $8.5 million to $43.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase is primarily due to an $8.9 million increase in expenses associated with the start-up of our extract and ready-to-drink facility in Conway, Arkansas. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the three months ended September 30, 2023.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the three months ended September 30, 2024 were $2.5 million, approximately $1.4 million of which related to professional and legal costs associated with the Westrock Warrant exchange and $1.0 million of which related to plant closure costs. During the three months ended September 30, 2023, we incurred $3.1 million of transaction, restructuring and integration expenses, approximately $1.2 million of which related to the costs associated with the integration of our new enterprise resource planning system, including internal and external costs related to post go-live system support and duplicative system costs and $1.0 million of which primarily related to non-capitalizable costs associated with registration statements.

Interest Expense

	Three Months Ended September 30,
(Thousands)	2024	2023
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$4,782	$4,276
Revolving credit facility	2,036	684
Convertible notes payable	281	—
Convertible notes payable - related party	639	—
Supply chain finance program	326	969
International trade finance lines	1,596	1,195
International notes payable	213	33
Other	269	1,110
Total cash interest	10,142	8,267
Non-cash:
Amortization of deferred financing costs	717	571
Capitalized interest	(3,970)	(1,035)
Total non-cash interest	(3,253)	(464)
Total interest expense	$6,889	$7,803

Interest expense for the three months ended September 30, 2024 was $6.9 million compared to $7.8 million for the three months ended September 30, 2023. Interest expense associated with our revolving credit facility increased $1.4 million, primarily due to higher outstanding borrowings, and interest on our Convertible Notes increased $0.9 million. During the three months ended September 30, 2024, the Company capitalized approximately $4.0 million of interest costs associated with the build-out of our extract and ready-to-drink facility in Conway, Arkansas, compared to $1.0 million of such interest for the three months ended September 30, 2023.

Change in Fair Value of Warrant Liabilities

Warrant liabilities are adjusted to fair value at each reporting period, with any change in fair value recognized in the Condensed Consolidated Statement of Operations. The change in fair value of warrant liabilities for the three months ended September 30, 2024 resulted in recognition of $5.5 million of gains compared to recognition of $25.1 million of gains during the three months ended September 30, 2023.

Income Tax Expense (Benefit)

Income tax expense for the three months ended September 30, 2024 was $0.1 million, resulting in an effective tax rate of (0.6%). The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets. Income tax benefit for the three months ended September 30, 2023 was $5.2 million, resulting in an effective tax rate of (45.7%).

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Nine Months Ended	% of	Nine Months Ended	% of
(Dollars in Thousands)	September 30, 2024	Revenues	September 30, 2023	Revenues
Net Sales	$621,749	100.0%	$649,748	100.0%
Costs of sales	505,987	81.4%	544,707	83.8%
Gross profit	115,762	18.6%	105,041	16.2%

Selling, general and administrative expense	142,182	22.9%	105,275	16.2%
Transaction, restructuring and integration expense	9,901	1.6%	12,682	2.0%
Impairment charges	1,996	0.3%	—	0.0%
Loss on disposal of property, plant and equipment	965	0.2%	1,145	0.2%
Total operating expenses	155,044	24.9%	119,102	18.3%
Loss from operations	(39,282)	(6.3)%	(14,061)	(2.2)%

Other (income) expense
Interest expense	21,921	3.5%	21,216	3.3%
Change in fair value of warrant liabilities	(7,134)	(1.1)%	(18,833)	(2.9)%
Other, net	223	0.0%	1,323	0.2%
Loss before income taxes and equity in earnings from unconsolidated entities	(54,292)	(8.7)%	(17,767)	(2.7)%
Income tax expense (benefit)	1,254	0.2%	(3,331)	(0.5)%
Equity in (earnings) loss from unconsolidated entities	145	0.0%	80	0.0%
Net loss	$(55,691)	(9.0)%	$(14,516)	(2.2)%
Net income (loss) attributable to non-controlling interest	—	0.0%	15	0.0%
Net loss attributable to shareholders	(55,691)	(9.0)%	(14,531)	(2.2)%
Accretion of Series A Convertible Preferred Shares	262	0.0%	(249)	(0.0)%
Net loss attributable to common shareholders	$(55,429)	(8.9)%	$(14,780)	(2.3)%

Net Sales

	Nine Months Ended September 30,
(Thousands)	2024	2023
Beverage Solutions	$485,322	$547,746
Sustainable Sourcing & Traceability[1]	136,427	102,002
Total net sales	$621,749	$649,748
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $485.3 million for the nine months ended September 30, 2024, compared to $547.7 million for the nine months ended September 30, 2023, a decrease of approximately 11.4%. The decrease was primarily due to a $75.9 million decrease in the sale of coffee and tea products, driven by a 17.8% decrease in roast and ground coffee volumes and a 15.0% decrease in single serve cup volumes, partially offset by an $11.2 million increase in the sale of flavors, extracts and ingredients products, driven by a 28.9% increase in flavors, extracts and ingredients volumes.

Net Sales from our SS&T segment, net of intersegment revenues, totaled $136.4 million for the nine months ended September 30, 2024, increasing 33.7% compared to $102.0 million for the nine months ended September 30, 2023. The increase is driven by an increase in sales volume, which increased 43.9%, partially offset by a 7.7% decrease in average sales price per pound for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in the average sales price per pound is directly correlated to the global commodities price.

Costs of Sales

	Nine Months Ended September 30,
(Thousands)	2024	2023
Beverage Solutions	$383,460	$452,878
Sustainable Sourcing & Traceability	122,527	91,829
Total costs of sales	$505,987	$544,707

In our Beverage Solutions segment, costs of sales decreased to $383.5 million for the nine months ended September 30, 2024, from $452.9 million for the nine months ended September 30, 2023. The decrease in costs of sales was primarily driven by a decrease in the sale of coffee and tea products and single serve cup volumes for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

In our SS&T segment, costs of sales increased $30.7 million to $122.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase is primarily due to an increase in green coffee sales volume. Costs of sales in our SS&T segment for the nine months ended September 30, 2024 included $2.7 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $1.0 million of net unrealized gains for the nine months ended September 30, 2023.

Selling, General and Administrative Expense

	Nine Months Ended September 30,
	2024		2023
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$133,920	27.6%	$97,798	17.9%
Sustainable Sourcing & Traceability	8,262	6.1%	7,477	7.3%
Total selling, general and administrative expense	$142,182	22.9%	$105,275	16.2%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $36.1 million to $133.9 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase is primarily due to a $28.7 million increase in expenses associated with the start-up of our extract and ready-to-drink facility in Conway, Arkansas. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the nine months ended September 30, 2023.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the nine months ended September 30, 2024 were $9.9 million, approximately $3.5 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives, $2.4 million of which related to the establishment of our at-the-market common stock offering program and $1.4 million of which related to professional and legal costs associated with the Westrock Warrant exchange. During the nine months ended September 30, 2023, we incurred $12.7 million of transaction, restructuring and integration expenses, approximately $9.7 million of which related to the costs associated with the integration of our new enterprise resource planning system, including internal and external costs related to post go-live system support and duplicative system costs and $2.0 million of non-capitalizable costs associated with acquisitions and registration statements.

Interest Expense

	Nine Months Ended September 30,
(Thousands)	2024	2023
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$14,312	$10,180
Revolving credit facility	3,863	2,841
Convertible notes payable	697	—
Convertible notes payable - related party	1,583	—
Supply chain finance program	4,870	1,189
International trade finance lines	3,604	3,391
International notes payable	611	87
Other	1,082	3,003
Total cash interest	30,622	20,691
Non-cash:
Amortization of deferred financing costs	2,432	1,560
Capitalized interest	(11,133)	(1,035)
Total non-cash interest	(8,701)	525
Total interest expense	$21,921	$21,216

Interest expense for the nine months ended September 30, 2024 was $21.9 million compared to $21.2 million for the nine months ended September 30, 2023. $4.1 million of the increase is attributable to interest expense associated with our term loan and delayed draw term loan facilities, primarily due to higher outstanding borrowings, and $2.3 million of the increase is due to interest on our Convertible Notes. In addition, we incurred $4.9 million in interest on our supply chain finance program borrowings for the nine months ended September 30, 2024, compared to $1.2 million of such interest for the nine months ended September 30, 2023. Furthermore, during the nine months ended September 30, 2024, the Company capitalized approximately $11.1 million of interest costs associated with the build-out of our extract and ready-to-drink facility in Conway, Arkansas, compared to $1.0 million of such interest for the nine months ended September 30, 2023.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the nine months ended September 30, 2024 resulted in recognition of $7.1 million of gains compared to recognition of $18.8 million of gains during the nine months ended September 30, 2023.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended September 30, 2024 was $1.3 million, resulting in an effective tax rate of (2.3%). The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets. Income tax benefit for the nine months ended September 30, 2023 was $3.3 million, resulting in an effective tax rate of 18.7%.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2024. As of September 30, 2024, there have been no material changes to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, and fund investment activities, which include capital expenditures. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities, and available borrowings under our Credit Agreement (as defined herein).

Our ability to generate cash provided by operating activities is dependent on several factors, including our ability to generate net sales and manage costs in line with our expectations. Failure to meet our financial targets, including any adverse impact from changes or further delays in the estimated timing and volume of products to be commercialized in our extract and ready-to-drink manufacturing facility in Conway, Arkansas, may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants and may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition, covenant compliance and ability to achieve our intended business objectives. Where possible, we seek to recover inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. The persistence of these negative effects on our business could adversely impact our ability to reach our revenue and other financial targets.

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

At September 30, 2024, we had $107.5 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.8% and we had $2.6 million of standby letters of credit outstanding. At September 30, 2024 the interest rate applicable to our Term Loan Facility was 8.0% and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.9%.

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

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $2.8 million (1.25% of the original principal balance). Quarterly payments increase to approximately $4.2 million and $5.6 million (1.875% and 2.5% of the original principal balance) during the final two years of the agreements, respectively.

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

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At September 30, 2024, the carrying value of the Convertible Notes was $71.6 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

On March 8, 2024, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was reduced from $70.0 million to $55.0 million and remains uncommitted and repayable on demand, with certain of

Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). On August 21, 2024, Falcon amended its working capital trade finance facility. The amendment increased the facility size from $55.0 million to $75.0 million. The interest rates and maturity date were unchanged as a result of the amendment. At September 30, 2024, there was $48.5 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of September 30, 2024.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At September 30, 2024, there was $5.0 million of outstanding borrowings under the facility, of which $4.5 million and $0.5 million, is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of September 30, 2024.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $6.6 million at September 30, 2024 and (b) a long-term note payable with a balance of $0.8 million at September 30, 2024. Additionally, Rwanda Trading Company maintains two short-term futures contract-based lending facilities from international institutions with outstanding balances of $0.6 million and $2.4 million at September 30, 2024.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. As of September 30, 2024, there were $70.9 million obligations outstanding under the Program.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock not to exceed 5,000,000 Common Shares in the aggregate. During the nine months ended September 30, 2024, the Company sold 60,000 Common Shares under the ATM Program, resulting in net proceeds of $0.6 million. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.

Current and Long-Term Liquidity

A key component of our long-term growth strategy is to complete the build-out of our extract and ready-to-drink manufacturing facility in Conway, Arkansas, which utilizes state-of-the-art equipment specifically designed to efficiently manufacture and package a wide range of beverages, such as canned or bottled cold brew coffees, lattes, assorted teas, and juice-based products. During the second quarter of 2024, we commenced commercial production in a portion of the facility. We are continuing to build out the remaining portions of the facility and expect that the material capital expenditures related to the facility will be completed by the first quarter of 2025.

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

Redemptions of Series A Preferred Shares

After February 26, 2028, any holder of Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million. If Westrock was required by the holders to redeem a significant number of Series A Preferred Shares, Westrock may not have enough cash available (including through draws on its credit facility) for other purposes such as paying dividends on the Common Shares, repurchases of Common Shares, financing acquisitions or other expansions, paying employee incentives and executing its business strategy. An outflow of a significant amount of cash from Westrock as a result of redemptions of the Series A Preferred Shares may cause a deterioration in the financial condition of Westrock and our ability to pay our other obligations and/or execute our business strategy. The impact of such redemptions on Westrock will depend, among other things, on the financial condition of Westrock at the time of such redemptions, including the amount of available cash on hand and ability to draw on Westrock’s credit facilities or obtain other sources of financing, the business strategies and objectives of Westrock at that time and the magnitude of such redemptions. Additionally, we may reserve cash, refrain from pursuing other business objectives and/or direct cash away from other business objectives to ensure that we have sufficient available cash to satisfy holder redemptions, and this may adversely affect our business and financial condition and ability to execute on our business strategy.

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

Future purchase obligations of $266.8 million as of September 30, 2024 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $1.2 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solution segment has an obligation to repurchase.

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

Capital expenditures for the nine months ended September 30, 2024 and 2023 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Nine months ended September 30, 2024	$137,977	$1,532	$745	$1,197	$141,451
Nine months ended September 30, 2023	$113,594	$2,531	$1,533	$3,887	$121,545

During the remainder of 2024, we expect to invest approximately $30.0 million to continue the build out of our extract and ready-to-drink product manufacturing facility in Conway, Arkansas.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the material weaknesses in our internal control over financial reporting, described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting, which remain outstanding as of September 30, 2024.

Westrock did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness in risk assessment contributed to the following material weakness:

Westrock did not design and maintain effective controls over the period-end financial reporting process to achieve complete and accurate financial accounting, reporting and disclosures, including the presentation and classification of various accounts and the recognition of operating lease right-of-use assets and operating lease liabilities in the consolidated financial statements, which resulted in immaterial adjustments to certain interim and annual periods for the years ending December 31, 2020 through June 30, 2024, and material adjustments to the cash flow presentation of net repayments from repurchase agreements within financing activities within the condensed consolidated statement of cash flows for the six months ended June 30, 2023 and to operating lease right-of-use assets and operating lease liabilities within the consolidated balance sheet as of December 31, 2023.

Additionally, the material weaknesses could result in a misstatement of substantially all of Westrock’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Activities

Westrock has taken and is taking certain measures to remediate the material weaknesses described above, including the following:

●	Hired additional accounting and information technology (“IT”) personnel, including a new chief accounting officer hired in May 2021, a new technical accounting resource hired in April 2022, a new IT compliance resource hired in March 2023, a new internal controls resource hired in April 2023 with the appropriate level of knowledge, training, and experience to establish an internal audit function responsible for testing internal controls to improve our internal control over financial reporting and IT capabilities, and a Chief Information Officer in November 2023 with public company IT compliance and cybersecurity experience.

●	Developed and formalized a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting based on criteria established in the COSO Framework. Entity level controls necessary to support management’s risk assessment and a process to evaluate the control environment in accordance with the COSO Framework were improved or implemented throughout 2023.

●	Engaged a third party to assist in designing and implementing controls related to period-end financial reporting.

●	Designed and implemented formal accounting procedures and controls during the quarters ended September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 that support Westrock’s period-end financial accounting, reporting and disclosures, including controls over close procedures workflow, preparation, review and oversight of account reconciliations and journal entries, presentation and classification, evaluation of internal information for disclosure, recognition of operating lease right-of-use assets and operating lease liabilities, and controls to reconcile financial statement and disclosure information to source documentation.

The enhancements are expected to remediate the material weaknesses when they have operated effectively for a sufficient period of time.

Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously disclosed, Westrock did not design and maintain effective controls related to ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and account reconciliations, which did not result in adjustments to the consolidated financial statements.

To remediate the material weakness, management has taken certain measures including the following:

●	Engaged a third party to assist in designing and implementing controls related to segregation of duties.

●	Designed and implemented controls during the quarters ended June 30, September 30, and December 31, 2023, to formalize roles and review responsibilities to align with Westrock’s team’s skills and experience and designed and implemented controls over segregation of duties that include documentation, task reassignment, and policies and procedures enhancement around the preparation, review and oversight of account reconciliations and journal entries.

During the fourth quarter of 2023 and the three quarters ending September 30, 2024, management completed the testing necessary to conclude that the newly implemented and enhanced controls were appropriately designed, implemented and operating effectively as of September 30, 2024, and concluded that the material weakness related to segregation of duties has been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c)

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022

10.1	Dealer Manager Agreement, dated as of August 28, 2024, by and among Westrock Coffee Company, Stifel, Nicolaus & Company, Incorporated, as dealer manager.	S-4	333-281807	10.20	August 28, 2024

10.2	Tender and Support Agreement, dated as of August 28, 2024, by and among Westrock Coffee Company and the warrant holders party thereto.	S-4	333-281807	10.21	August 28, 2024

10.3	Amendment No. 1 to Warrant Agreement, dated September 30, 2024, by and between Westrock Coffee Company, Computershare, Inc. and Computershare Trust Company, N.A.	8-K	001-41485	10.1	September 30, 2024

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Westrock Coffee Company
Date: November 7, 2024	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2024	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)