Form 10-K
period 2024-12-31
Westrock Coffee Co
filed 2025-03-12
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-41485

WESTROCK COFFEE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0977200 (I.R.S. Employer Identification No.)

4009 N. Rodney Parham Road, 4th Floor, Little Rock, Arkansas (Address of principal executive offices)	72212 (Zip Code)

Registrant’s telephone number, including area code (501) 918-9358

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of common stock, par value $0.01 per share	WEST	The Nasdaq Stock Market LLC

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, based upon the closing sale price of the registrant’s common stock on June 28, 2024, as reported on the Nasdaq Global Market, was $454.2 million.

As of February 28, 2025, the registrant had 94,227,795 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement related to the 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2024.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements including, but not limited to, the following statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future; our expectations regarding the build-out of operations (including the installation of a second ready-to-drink can line) and commercialization of customers within the anticipated time frame of our Conway, Arkansas facility and our ability to sell or commit capacity; our expectations regarding capital expenditures; our future liquidity needs and access to capital; and our expectations regarding remediation of the material weaknesses in our internal control over financial reporting. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

WESTROCK COFFEE COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

The Company operates manufacturing and distribution facilities in Concord, North Carolina, North Little Rock, Arkansas, Conway, Arkansas, and Johor Bahru, Malaysia. In addition, the Company operates Trading and Representative offices in Lewes, UK, Austin, Texas, Lima & Jaen, Peru, Addis Ababa, Ethiopia, Johor Bahru, Malaysia, and Seoul, Korea, alongside a coffee milling and exporting facility in Kigali, Rwanda.

As of December 31, 2024, our operating structure consists of two reportable segments: Beverage Solutions and Sustainable Sourcing & Traceability (“SS&T”).

Beverage Solutions: Through this segment, we combine our product innovation and customer insights to provide value-added beverage solutions, including coffee, tea, flavors, extracts and ingredients. We provide products in a variety of packaging, including branded and private label coffee in bags, fractional packs, single serve cups, multi-serve bottles and ready-to-drink bottles and cans, as well as extract solutions to be used in products such as cold brew and ready-to-drink offerings. Currently, we serve customers in the United States, Europe and Asia, through the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG and hospitality industries.

Sustainable Sourcing & Traceability: Through this segment, we utilize our proprietary technology and digitally traceable supply chain to directly impact and improve the lives of our farming partners, provide tangible economic empowerment and emphasize environmental accountability and farmer literacy. Revenues primarily consist of sales from commodity contracts related to forward sales of green coffee.

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

Our comprehensive line of products allows us to create product platforms in a multitude of packaging sizes and formats. Our skilled team has extensive experience working in blend matching and taste profiling, which allows us to match any coffee or tea blend or ready-to-drink beverage desired and maintain consistency of our products. This, along with our partnership approach with our customers, enhances our ability to drive beverage program profitability.

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

As a leading partner to these restaurants and convenience stores, we believe we are capable of fulfilling innovation requirements and scaling quickly enough to meet demand. We are well positioned to support innovation demand from extract development through ready-to-drink (“RTD”) fulfillment. Liquid Extracts is our highest growth product category that includes iced coffees, cold brew coffee, and RTD mixes, with cold coffee products experiencing the most significant growth. The segment comes with a significant channel diversification opportunity within the varied ingredients and cross-selling options driven by cold brew and RTD beverages.

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

Proprietary, digitally traceable technology. We are capable of tracing individual lots from the farm, through the roaster, to the finished good. Our proprietary technology links various points and systems to create traceability and connectivity on a global scale.

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

Our diversified product offering includes whole bean and roast and ground coffee, including single serve cups, food service iced tea, retail and food service hot tea, extract-based products, and our RTD bottle and can beverage platform. These products reside in our Beverage Solutions segment.

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

Supply Chain Traceability and Community Impact

We differentiate ourselves by situating our businesses at each point of aggregation in the supply chain, including coffee exporting, coffee importing and trading through our wholly owned subsidiaries Falcon Coffees Limited (“Falcon”) and Rwanda Trading Company (“RTC”). These strategic holdings provide exceptional insight into each segment of the supply chain that allows us to better understand and manage risk.

We are focused on delivering a traceable and transparent supply chain for our customers. We have multiple programs and strategies designed to meet customers’ varying needs, including the following:

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

Farmer Direct Verified®.  We seek to be the largest private label service provider in the world to enable digital traceability at scale from farm gate to the finished products across all beverage offerings. Our transparent sourcing program, Farmer Direct Verified® (“FDV”), provides transactional data throughout the supply chain. This, combined with multi-year trade relationships, enables deeper collaboration, encourages ethical practices in the supply chain, and lays a foundation to solve the sustainability issues of tomorrow. Communicating supply chain realities allows our customers to make informed decisions for their brands and leads to reinvestment in sustainable farms.

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

●	In the U.S. coffee and tea industry, our products compete with Keurig Dr. Pepper Inc., Mother Parkers Tea & Coffee Inc, Trilliant Food and Nutrition, LLC, TreeHouse Foods, Inc., Finlays, Massimo Zanetti Beverage Group, Royal Cup Coffee and Sunny Sky Products, among others.
●	In the flavors, extracts, and ingredients industry, our products compete with Kerry Foodservice Brands, Finlays, Javo Beverage, Givaudan, Symrise, International Flavors & Fragrances, Inc., Sunny Sky Products and Treatt, among others.

●	In the multi-serve and RTD industry, our products compete against historically dominant legacy manufacturers, such as Dairy Farmers of America and O-AT-KA Milk Products LLC, and against newer entrants into this industry, which include Berner Foods, Trilliant, BevHub LLC, Niagara Bottling, HP Hood, Fairlife LLC, Steuben Foods and Mountaintop Beverage, LLC, among many others.
●	In the international coffee and tea industry, our products compete with Massimo Zanetti Beverage Group and UCC Ueshima Coffee Co., LTD, among others.

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

Human Capital Management

As of December 31, 2024, we had 1,408 employees located around the globe, of which 1,111 employees were located in the United States. Of our employees located in the United States, 642 were hourly production employees. Our non-U.S. workforce of 297 employees was employed in Rwanda, Italy, UK, Germany, Malaysia, South Korea, Peru, France, Brazil, Dominican Republic and Ethiopia.

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

Risks Related to Our Business

We may not be able to successfully build out operations or commercialize customers within the anticipated time frame following the recent opening of our new facility in Conway, Arkansas and may incur additional expenses in the process, which could hamper our ability to satisfy customer demand, meet revenue targets and generate positive operating cash flows.

In 2021, we purchased a 524,000 square foot manufacturing facility in Conway, Arkansas with the intent to build out the capacity and capabilities needed to meet our customer demand. Construction on the facility began in late 2022. Portions of the facility began commercial production in 2024, and the facility is expected to be fully operational in fiscal year 2025. If the facility does not become fully operational within our anticipated timeframe, or if we incur additional expenses in the process of opening this facility, it might hamper our ability to satisfy customer demand, meet revenue targets and generate positive operating cash flows.

Disruption in operations at any of our production and distribution facilities could affect our ability to manufacture or distribute products and could adversely affect our business and sales.

Our sales and distribution network requires a large investment to maintain and operate, and we rely on a limited number of production and distribution facilities. Our production capacity is currently concentrated in our Concord, North Carolina, North Little Rock, Arkansas and Johor Bahru, Malaysia facilities and, once it is fully operational, a significant portion of our extract and ready-to-drink production capabilities will reside at, and a significant portion of our expected future revenues and operating cash flows will be generated by, our facility in Conway, Arkansas. If we were to experience a prolonged disruption in the operation of these facilities due to damage from fire, natural disaster, power loss, utilities interruptions, labor shortages, regulatory or food safety issues, water scarcity or a failure of production equipment or information technology systems supporting our production processes, we may not have sufficient capacity at our other facilities to meet our customers’ demands. While the Company has property and business interruption insurance for its manufacturing facility, such insurance may not be sufficient to cover all of the Company’s potential losses, and may not continue to be available on acceptable terms, or at all. If demand increases more than we forecast, we will need to either expand our capabilities internally or acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take significant time to start production, which would have an adverse impact on our financial condition, results of operations and cash flows.

In addition, we use a significant amount of water, electricity, gasoline, diesel and oil, natural gas and other energy sources to operate our production and distribution facilities. An increase in the price, disruption of supply or shortage of water, fuel and other energy sources that may be caused by increased demand or by events such as climate change, natural disasters, power outages, cyberattacks or the like, could lead to higher electricity, utilities, transportation and other commodity costs, which could negatively impact our profitability, financial condition or results of operations.

We have incurred net losses in the past, may incur net losses in the future, may not achieve or maintain profitability in the future, and fluctuations in our operating results make it difficult to project future results.

Our rapid growth makes it difficult for us to forecast our future operating results, which have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are beyond our control. In the years ended December 31, 2024, 2023 and 2022, we incurred net losses of $80.3 million, $34.6 million and $55.5 million, respectively. These losses could continue for the next several years as we expand our product offering and continue to scale our commercial operations by hiring additional personnel to improve the operations of our business and support public company compliance requirements, increasing our sales and marketing functions and expanding our manufacturing and distribution capabilities. If our products do not achieve sufficient market acceptance, our revenue growth rate may be slower than we expect, we may not be able to increase revenue enough to offset the increase in operating expenses resulting from investments, and we will not become profitable. Even if we are able to increase sales of our products, there can be no assurance that we will ever achieve or sustain profitability.

Any failure to retain key personnel or recruit qualified personnel could adversely impact our financial condition, results of operations and cash flow.

Our success depends on the contributions of key personnel and a consistent workforce, including production workers, support staff and executive team members. The competition for talent in the markets in which we compete is extremely high and candidates’ preferences and expectations are evolving. We must continue to recruit, retain, motivate and develop management and other employees sufficiently to maintain our current business and support our projected growth and strategic initiatives. This may require that we adapt to evolving labor conditions and make significant investments in our employees, including through coaching, training or other professional development activities. Activities related to identifying, recruiting, hiring and integrating qualified individuals require significant time and attention. We may also need to invest significant amounts of cash and equity to attract talented new employees, the returns on which we may never fully realize. In this competitive environment, our business could be adversely affected by increased labor costs, including wages and benefits, cost increases triggered by compensation-related regulatory actions concerning wages, worktime scheduling and benefits; increased healthcare and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the appropriate skill sets and increased wages, benefits and costs related to any public health issues. In addition, our wages and benefits programs may be insufficient to attract and retain talented employees.

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

We have a number of large national account customers and the loss of or reduction in sales to one or more of them would likely have a material adverse effect on our operating results. For the fiscal year ended December 31, 2024, our top five customers accounted for approximately 36% of our net sales. To the extent that we do not have written contracts with customers, they can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as they have in the past. Our customers may also take actions that we cannot control or anticipate, such as changing their business strategy or introducing products that may compete with ours.

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

We are subject to U.S. and international laws and regulations that could adversely affect our business, including anti-corruption laws and trade controls laws, and noncompliance with such laws could subject us to criminal or civil liability. Any failure to comply with these laws or regulations correctly could result in a temporary halt in distribution of our products and other costs, affecting our business and profitability.

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

Furthermore, there are an increasing number of state and local regulations in the United States related to, among other things, beverage packaging, labeling requirements, container deposits, recycling or beverage taxes. We anticipate more states to adopt similar legislation or regulations, requiring us to continuously monitor various state laws to ensure compliance.

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

We have in the past and/or may in the future become subject to legal proceedings (including class actions), disputes, claims, investigations, regulatory proceedings, or similar actions that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial matters, intellectual property claims, employment claims brought by our employees, product liability, product labeling, public statements and disclosures under securities laws, antitrust, advertising, consumer protection and wage and hour laws. Further, state or federal regulators could make inquiries and/or conduct investigations with respect to one or more of our products. We are subject to risk and uncertainties related to liabilities, including damages, fines, penalties, and substantial legal and related costs, that may result from these claims and litigation. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost of, and ability to obtain, insurance in the future. Further, because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Any material legal proceedings (including class actions), disputes, claims, investigations, regulatory proceedings, or similar actions could have a material adverse effect on our business, results of operations, and financial condition. Our business reputation and our relationship with our customers, suppliers, and employees may also be adversely impacted by our involvement in legal proceedings.

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

Third parties may be able to successfully challenge, oppose, invalidate, render unenforceable, dilute, misappropriate or circumvent our trade secrets, trademarks, copyrights and other intellectual property rights. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. Actions we may take to enforce or defend our intellectual property rights may be expensive and divert management’s attention away from the ordinary operation of our business, and our inability to secure and protect our intellectual property rights could materially and adversely affect our brand and business, operating results, financial condition and prospects. Furthermore, such actions, even if successful, may not result in an adequate remedy or protection. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. If we are found to infringe on the intellectual property rights of others, we could incur significant liability for damages, be enjoined from continuing to manufacture, market or use the affected product, or be required to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Similarly, changing products or processes to avoid infringing the rights of others may be costly or impracticable.

The covenants in our Credit Facilities and our future levels of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.

As of December 31, 2024, we had outstanding total indebtedness of $447.7 million, of which $371.1 million bears interest at a variable rate. Any subsequent additions to our indebtedness or increases in market rate of interest increases could impact our financial flexibility due to increased cash flows required to make required interest and principal payments. Greater demands on our funds may limit our ability to invest in our growth, including inhibiting our ability to meet working capital requirements, make capital expenditures or fund acquisitions. Increased indebtedness may also limit our ability to adjust to rapidly changing market conditions, making us more vulnerable to general adverse industry and economic conditions, which could create a competitive disadvantage relative to our competitors.

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

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry, or economic trends, and/or any changes in key assumptions regarding our fair value. At December 31, 2024, we had $116.1 million of goodwill on our Consolidated Balance Sheets. Any negative industry or economic trends, such as rising costs due to persistent inflationary impacts, continued increases in interest rates, or other market, industry, or operational trends, and/or any changes in key assumptions could result in further impairment of our goodwill, which would negatively impact our reported results of operations.

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

As of December 31, 2024, Westrock’s directors and executive officers beneficially own, directly or indirectly, in the aggregate, 32,153,753 shares of Common Shares, representing an aggregate of approximately 27.3% of the combined voting power of Westrock’s outstanding capital stock (excluding any Warrants, options or other securities exercisable for Common Shares). As a result, in addition to their day-to-day management roles, Westrock’s executive officers and directors are able to exercise significant influence on Westrock’s business as stockholders, including influence over election of members of the board of directors and the authorization of other corporate actions requiring stockholder approval.

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

Our primary raw material green coffee is an exchange-traded agricultural commodity that is subject to price fluctuations, depending on a variety of factors, including outside speculative influences such as indexed and algorithmic commodity funds, climate patterns in coffee-producing countries, economic and political conditions affecting coffee-producing countries such as unrest and armed conflict, foreign currency fluctuations, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, acts of terrorism, pandemics or other disease outbreaks, government actions and trade barriers or tariffs, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by otherwise limiting coffee supplies. During the year ended December 31, 2024, market prices for green coffee increased approximately 70%, and from January 1, 2025 through the date of this Annual Report on Form 10-K, the “C” market price has continued to increase, surpassing $4.00 per pound of green coffee, reaching all-time highs. Additionally, specialty green coffees tend to trade on a negotiated basis at a premium above the “C” market price. Such premium, depending on the supply and demand at the time of purchase, may be significant.

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

In addition to green coffee, our other commodity inputs are also exposed to the risk of cost fluctuations. These inputs include tea, spices, sugar, dairy and the materials used in our packaging, such as carton board and plastic. Although these commodities may be available from a number of sources, we have very little control over the factors that can influence the prices we pay, including economic and political conditions, foreign currency fluctuations, transportation and storage costs, export restrictions, weather conditions and global climate patterns, and natural disasters (including floods, droughts, frosts, earthquakes and hurricanes). In addition, some of our ingredients and packaging materials may only be available from a single or few suppliers, which could exacerbate those factors. Changes in the prices we pay may take place on a monthly, quarterly or annual basis depending on the product and supplier. We do not purchase any derivative instruments to hedge cost fluctuations in these other commodities like we do with respect to green coffee, but we may do so in the future. As a result, to the extent we are unable to pass along such costs through price increases, our margins and profitability will decrease. High and volatile commodity prices can also place more pressures on short-term working capital funding. Additionally, if as a result of these factors, we are unable to obtain these commodities, we may not be able to fulfill the demand for our products, which could have an adverse impact on our business and financial results.

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

We are exposed to risks associated with the interruption of supply and increased costs as a result of our reliance on suppliers and third-party transportation carriers for shipment of our products.

Our business depends on our relations with key suppliers to maintain a steady supply of green coffee, tea, and other ingredients and packaging materials. If any of these supply relationships deteriorate or we are unable to renegotiate contracts with suppliers (with similar or more favorable terms) or find alternative sources for supply, we may be unable to procure a sufficient quantity of high-quality coffee beans, tea and other ingredients and raw materials at prices acceptable to us or at all which could negatively affect our results of operations. Nonperformance by suppliers and the lack of alternative suppliers could expose us to supply risk under purchase commitments for coffee, tea, and other ingredients for delivery in the future. Further, there may be a limited numbers of suppliers for certain ingredients, and, as a result of this concentration, our business and operations may in the future be negatively affected if our key suppliers experience significant disruptions affecting the price, quality, availability or timely delivery of their products, we suffer a partial or complete loss of, or a significant adverse change in the relationship with, any one of our key suppliers or any key suppliers refuse or are unable to provide us with necessary ingredients and raw materials. Additionally, supply is affected by many factors in the coffee-growing countries including weather, pest damage, economic conditions, acts of terrorism, as well as efforts by coffee growers to expand or form cartels or associations. Our operations are also exposed to the political and social environment of the emerging and less developed markets from which we source coffee beans, including Africa, Indonesia, and Central and South America. These regions have the potential for civil and political unrest, and such instability could affect our ability to purchase coffee from those regions. If green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales. Any material interruption in our supply chain, such as material interruption of roasted coffee supply due to the casualty loss at any of our roasting plants or suppliers, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, natural disasters or political disputes and military conflicts that cause a material disruption in our supply chain could have a negative impact on our business and our profitability. Product shortages could result in disruptions in our ability to deliver products to our customers, a deterioration of our relationship with our customers, decreased revenues or an inability to expand our business.

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

These weather pattern changes, by reducing agricultural productivity in certain regions, may reduce the supply and quality of important agricultural ingredients for our products and drive up their costs, and this could have a material adverse effect on our business, financial condition, or results of operations. Water is used throughout the production of coffee and our other products from growing at the farm, cooling the beans after roasting, and brewing and bottling products for consumption. Scarcity of water sources in our supply chain could also constrain our supply and increase costs. Further, if any of our municipal water sources to our facilities, including our Conway, Arkansas facility, were curtailed or eliminated as a result of, for example, a natural disaster, work stoppage or other significant event that disrupted water flow from such municipal source, we may have to purchase water from other sources, which could increase water and transportation costs and could result in supply shortages. In addition to these impacts, more frequently occurring or longer-duration extreme weather events or increased severity of such conditions could disrupt our supply chain, damage our production capabilities and reduce demand for our products. As a result, the changing global climate could adversely affect our long-term performance.

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

Our products are discretionary items for end-use customers, and customer demand is highly sensitive to changes in overall economic, political and other conditions that impact consumer confidence and spending. Global economic forces and conditions beyond our control affect our business both directly and indirectly through the business of our suppliers and our customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, inflation, interest rates, energy costs (including the price of gasoline), tax rates in the markets where our products are sold to end-use customers, global conflicts, natural disasters, climate change, acts of terrorism and public health issues (such as the COVID-19 pandemic). Consumers also have discretion as to where to spend their disposable income and may choose to forgo our products or purchase other items. As global economic and other conditions continue to be volatile, and economic uncertainty remains, trends in consumer discretionary spending and levels of disposable income remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our products, decreased prices, increased costs to make sales, and harm to our business and results of operations.

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

To identify, detect and respond to a cybersecurity incident, we conduct proactive cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing, perform incident response capability reviews and exercises, conduct annual employee training, monitor emerging laws and regulations related to data protection and information security (including intellectual property) and implement appropriate changes. The Company has implemented a cybersecurity incident response plan that outlines the Company’s process for preparing for a cybersecurity incident, detecting, analyzing, containing, eradicating and recovering from such incident, and provides guidance for post-incident analysis. Additionally, we have established a Cyber Incident Committee that is comprised of leadership across the Company’s finance, legal, accounting, internal audit and IT organizations to provide guidance and monitor overall company cybersecurity.

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

To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional discussion of cybersecurity risks or the impact of previous cybersecurity incidents, see Item 1A. Risk Factors “Risks Related to Our Business” in this Annual Report on Form 10-K.

Governance

The Company’s board of directors is responsible for overseeing the Company’s risk management program and has designated its Audit & Finance Committee with specific responsibility for overseeing cybersecurity risks, among other risks. The Company’s cybersecurity organization is led by our Director of Information Security (“DOIS”), who is responsible for assessing and managing material risks that result from cybersecurity threats, and reports to the Senior Vice President and Chief Information Officer (“CIO”). The CIO and the Audit & Finance Committee monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes.

Our DOIS has nearly a decade of experience within cybersecurity functions and his skillset includes security architecture and engineering, incident response and penetration testing. Our CIO joined the Company in 2023 and most recently served as CIO and VP at another large, publicly-traded organization and has held other vital IT positions over the course of his over 25 year career.

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

Item 2. Properties

The following table summarizes the principal properties used by Westrock in connection with its roasting, manufacturing, and distribution operations, by segment as of December 31, 2024.

	Approximate Size
Location	in Square Feet	Purpose	Owned / Leased	Segment
Concord, NC (Main)	256,000	Roasting, Manufacturing, Distribution	Owned	Beverage Solutions
Concord, NC (Commercial Park)	110,000	Manufacturing	Owned	Beverage Solutions
North Little Rock, AR (Collins)	85,000	Roasting, Manufacturing	Owned	Beverage Solutions
Conway, AR (Exchange)	524,000	Roasting, Manufacturing, Distribution	Owned	Beverage Solutions
Conway, AR (Clark)	530,000	Distribution	Leased	Beverage Solutions
Kigali, Rwanda	64,000	Manufacturing, Export	Owned	SS&T
Johor Bahru, Malaysia	92,000	Roasting, Manufacturing	Leased	Beverage Solutions

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “WEST”. As of February 28, 2025, there were 18 holders of record of our Common Shares, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Dividend Policy

We have not declared or paid any dividends on our Common Shares as of December 31, 2024. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Stock Performance Graph

The following graph shows the cumulative total shareholder returns for our Common Shares from August 29, 2022 through December 31, 2024, relative to the performance of the Nasdaq Composite Total Return (broad market comparison), the S&P 500 (broad market comparison) and the S&P Food and Beverage Select Industry Index (line of business comparison). The graph assumes $100 was invested in the Company’s Common Shares and each of the indices listed above on August 29, 2022 (and all dividends, if any, were reinvested).

Cumulative Total Stockholder Returns

Based on Investment of $100.00 Beginning on August 29, 2022

	8/29/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024
Westrock Coffee Company	$100.00	$89.75	$116.07	$106.33	$94.43	$76.97	$88.69	$89.73	$88.86	$56.46	$55.76
NASDAQ Composite	100.00	88.06	87.37	102.26	115.61	111.06	126.37	138.14	149.84	153.97	163.74
S&P 500	100.00	89.11	95.85	103.04	112.04	108.38	121.05	133.82	139.56	147.77	151.33
S&P Food & Beverage Select Industry Index	100.00	88.89	96.87	99.38	98.53	92.82	98.96	104.82	101.10	106.94	104.21

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2024, there was no share repurchase activity made by or on behalf of the Company.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at December 31, 2024 and 2023 and our results of operations for each of the years in the three-year period ended December 31, 2024. The purpose of this Item 7 is to focus on material information relevant to an assessment of our financial condition and results of operations that is not otherwise apparent from the consolidated financial statements and footnotes. This discussion should be read in conjunction with the disclosure regarding “Forward-Looking Statements” as well as the risks discussed under Part I, Item 1A “Risk Factors”, and our consolidated financial statements and notes thereto included under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Our platform is built upon four fundamental pillars that enable us to positively impact the coffee, tea, flavors, extracts, and ingredients ecosystems from crop to cup: (i) we operate a transparent supply chain, (ii) we develop innovative beverage solutions tailored to our customers’ specific needs, (iii) we deliver a high quality and comprehensive set of products to our customers, and (iv) we leverage our scaled international presence to serve our blue-chip customer base. These four tenets comprise the backbone of our platform and position us as a leading provider of value-added beverage solutions. By partnering with Westrock, our customers also benefit from the benchmark-setting responsible sourcing policies and strong Environmental, Social, and Governance focus surrounding our products, top tier consumer insights, and a differentiated product ideation process. Leading brands choose us because we are singularly positioned to meet their needs, while simultaneously driving a new standard for sustainably and responsibly sourced products.

We operate our business in two segments: Beverage Solutions and Sustainable Sourcing & Traceability (“SS&T”).

Beverage Solutions: Through this segment, we combine our product innovation and customer insights to provide value-added beverage solutions, including coffee, tea, flavors, extracts, and ingredients. We provide products in a variety of packaging, including branded and private label coffee in bags, fractional packs, single serve cups, multi-serve bottles and ready-to-drink bottles and cans, as well as extract solutions to be used in products such as cold brew and ready-to-drink offerings. Currently, we serve customers in the United States, Europe, and Asia through the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG and hospitality industries.

Sustainable Sourcing & Traceability: Through this segment, we utilize our proprietary technology and digitally traceable supply chain to directly impact and improve the lives of our farming partners, provide tangible economic empowerment and emphasize environmental accountability and farmer literacy. Revenues primarily relate to the physical delivery and settlement of forward sales contracts for green coffee.

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

The reconciliation of our net (loss) income to EBITDA and Consolidated Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
(Thousands)	2024	2023	2022
Net loss	$(80,298)	$(34,567)	$(55,461)
Interest expense	33,856	29,157	35,497
Income tax expense (benefit)	3,728	(6,358)	111
Depreciation and amortization	34,745	26,584	24,210
EBITDA	(7,969)	14,816	4,357
Transaction, restructuring and integration expense	13,797	14,557	13,169
Change in fair value of warrant liabilities	(7,015)	(10,207)	29,675
Management and consulting fees (S&D Coffee, Inc. acquisition)	—	556	3,868
Equity-based compensation	11,608	8,708	2,631
Impairment charges	5,686	—	—
Conway extract and ready-to-drink facility pre-production costs	35,544	11,698	—
Mark-to-market adjustments	(4,622)	(104)	3,502
(Gain) loss on disposal of property, plant and equipment	(1,722)	1,153	935
Other	1,873	3,904	1,916
Consolidated Adjusted EBITDA	$47,180	$45,081	$60,053

Refer to footnote 20 of Part II, Item 8 “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, for information regarding our reportable segments, including disclosures of the Company’s segment performance measure.

Significant Developments

Convertible Notes Offering

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”). The Convertible Notes are unsecured and senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The purchasers of the Convertible Notes are Westrock Group, LLC (a holder of more than 5% of the outstanding Common Shares and an affiliate of Scott Ford, the Company’s Chief Executive Officer and a member of the board of directors of the Company), Wooster Capital, LLC (an affiliate of Joe Ford, chairman of the board of directors), an affiliate of The Stephens Group, LLC (a holder of more than 5% of the outstanding Common Shares), an affiliate of Sowell Westrock, L.P. (a holder of more than 5% of the outstanding Common Shares), HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), an affiliate of the Herbert Hunt family and an individual investor. The offer and sale of the Convertible Notes was authorized and approved unanimously by the Audit & Finance Committee of the board of directors in accordance with the Company’s Related Party Transactions Policy. See Note 12 to our Consolidated Financial Statements for additional discussion related to the Convertible Notes offering.

Credit Agreement Amendments

On February 14, 2023, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “First Amendment”) to its Credit Agreement dated as of August 29, 2022 among the Borrower, the Company, Wells Fargo Bank, N.A., as administrative agent, as collateral agent and as swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, the issuing banks party thereto from time to time and the lenders party thereto from time to time (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), which established a new class of incremental term loan commitments in the form of a senior secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million. In January 2024, the Company borrowed the $50.0 million available to it under the terms of the Delayed Draw Term Loan Facility.

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

During the Covenant Relief Period, the applicable margin for any term SOFR rate loan will range from 3.00% to 4.00% and for any ABR loan will range from 2.00% to 3.00%, in each case depending on the secured net leverage ratio. After the Covenant Relief Period, the applicable margin for any term SOFR rate loan will range from 2.00% to 3.00% and for any ABR loan will range from 1.00% to 2.00%, in each case depending on the secured net leverage ratio. The Credit Agreement, as amended through the Third Amendment, required the Borrower to maintain compliance with (i) a secured net leverage ratio at levels ranging from 4.50:1.00 to 6.25:1.00 and stepping down to 4.50:1.00 by April 2026 (which has been further amended by the Fourth Amendment, as discussed below) and (ii) an interest coverage ratio of at least 1.50:1.00 on and prior to September 30, 2025 and at least 2.00:1.00 on December 31, 2025 and thereafter. The Credit Agreement, as amended through the Third Amendment, also includes (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan.

On January 15, 2025, the Company, entered into an Incremental Assumption Agreement and Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement.

The Fourth Amendment expanded the syndicate to include member banks from the Farm Credit System and increased the amount of revolving facility commitments (the “Existing Revolving Facility Commitments”, and any loans thereunder, the “Existing Revolving Loans”) available to the Borrower under the Credit Agreement by $25.0 million (the “Incremental Revolving Facility Commitments” and any loans thereunder, the “Incremental Revolving Loans”). The amount of revolving facility commitments available to the Borrower under the Credit Agreement, as amended, is $200.0 million. The Incremental Revolving Facility Commitments and the Incremental Revolving Loans are subject to the same interest rates, commitment fees, maturity dates and other terms as the Existing Revolving Facility Commitments and the Existing Revolving Loans.

The proceeds from any Incremental Revolving Loans will be used by the Company to fund the previously announced installation of a second ready-to-drink can line at the Company’s extract and ready-to-drink manufacturing facility in Conway, Arkansas, and for general corporate purposes.

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 6.00x for the test period ending June 30, 2025, (b) 5.50x for the test period ending September 30, 2025, and (c) 5.25x for the test period ending December 31, 2025. In addition, the minimum liquidity covenant will not apply after the Covenant Relief Period ends. As of the date of this Annual Report on Form 10-K, the Company was in compliance with its financial covenants.

Equity Distribution Agreement

On March 15, 2024, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC and Truist Securities, Inc. (the “Agents”), pursuant to which the Company may from time to time offer and sell Common Shares not to exceed 5,000,000 Common Shares in the aggregate (the “Placement Securities”) through the Agents as part of an “at the market” offering program (the “ATM Program”).

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

During the year ended December 31, 2024, the Company sold 60,000 Common Shares under the ATM Program, resulting in net proceeds of $0.6 million. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.

Restructuring Activities

During the second quarter of 2024, the Company committed to a plan to consolidate its manufacturing operations in its Beverage Solutions segment, which resulted in the closure and sale of its West Winds manufacturing facility in Concord, North Carolina, and the closure of its manufacturing facility in Richmond, California. All production from the impacted facilities was consolidated into other facilities operated by the Company in Concord, North Carolina and Conway, Arkansas.

The closure of the West Winds facility was completed as of June 30, 2024, and the Company completed the sale of the associated land and buildings during the fourth quarter of 2024, recognizing a $3.4 million gain, which is recorded in (gain) loss on disposal of property, plant and equipment in the Consolidated Statements of Operations. Production in our Richmond, California facility ceased during the third quarter of 2024. During the year ended December 31, 2024, the Company recognized $5.6 million and $0.1 million of impairment charges on property, plant and equipment and intangible assets, respectively, as a result of the consolidation of manufacturing facilities, which are recorded in impairment charges in the Consolidated Statements of Operations. The Company estimates total charges related to the plant consolidations of approximately $4.0 million, of which $3.1 million have been incurred during the year ended December 31, 2024. These charges primarily relate to costs to remove and re-install production equipment into other manufacturing facilities.

In addition, during the second quarter of 2024, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result of this reduction, and the impacts of the consolidation of manufacturing facilities noted above, the Company recognized approximately $4.7 million of one-time employee severance costs during the year ended December 31, 2024, which are recorded in transaction, restructuring and integration expense in the Consolidated Statements of Operations. At December 31, 2024, approximately $0.6 million of such termination benefits were accrued for within accrued expenses and other current liabilities in the Consolidated Balance Sheets. See Note 3 to our Consolidated Financial Statements for additional discussion related to the restructuring activities.

Falcon Credit Agreement Amendment

On August 21, 2024, Falcon Coffees Limited, a wholly owned subsidiary of the Company, amended its working capital trade finance facility. The amendment increased the facility size from $55.0 million to $75.0 million. The interest rates and maturity date were unchanged as a result of the amendment. See Note 12 to our Consolidated Financial Statements for additional discussion related to the working capital trade finance facility.

On March 7, 2025, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was increased from $75.0 million to $85.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

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

In addition, pursuant to the Consent Solicitation, the Company received the approval of holders of approximately 97.42% of the outstanding Westrock Public Warrants and 100% of the outstanding Westrock Private Warrants to adopt the Warrant Amendment, which exceeded (x) the 50% threshold of the outstanding Westrock Public Warrants required to amend the Warrant Agreement with respect to the Westrock Public Warrants and (y) the 50% threshold of the outstanding Westrock Private Warrants required to amend the Warrant Agreement with respect to the Westrock Private Warrants. Accordingly, the Company and the Warrant Agent entered into the Warrant Amendment, dated September 30, 2024. On September 30, 2024, the Company announced that it would exercise its right, in accordance with the terms of the Warrant Amendment, to exchange each Westrock Public Warrant that is outstanding following the closing of the Offer for 0.261 Common Shares per warrant (the “Post-Offer Exchange”). In lieu of issuing fractional shares, any holder of warrants who would otherwise have been entitled to receive fractional shares, after aggregating all such fractional shares of such holder, was paid in cash (without interest) in an amount equal to such fractional part of a share multiplied by $6.74. The Company fixed the date for the Post-Offer Exchange as October 15, 2024. On October 16, 2024, the Company issued 115,220 Common Shares for the untendered Westrock Public Warrants. Following the completion of the Offer and Post-Offer Exchange, no Westrock Warrants remain outstanding. Accordingly, the Westrock Public Warrants were suspended from trading on Nasdaq as of the close of business on October 15, 2024, and were delisted.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Year Ended	% of	Year Ended	% of
(Dollars in Thousands)	December 31, 2024	Revenues	December 31, 2023	Revenues
Net Sales	$850,726	100.0%	$864,714	100.0%
Costs of sales	696,952	81.9%	724,856	83.8%
Gross profit	153,774	18.1%	139,858	16.2%

Selling, general and administrative expense	185,137	21.8%	144,577	16.7%
Transaction, restructuring and integration expense	13,797	1.6%	14,557	1.7%
Impairment charges	5,686	0.7%	—	0.0%
(Gain) loss on disposal of property, plant and equipment	(1,722)	(0.2)%	1,153	0.1%
Total operating expenses	202,898	23.8%	160,287	18.5%
Loss from operations	(49,124)	(5.8)%	(20,429)	(2.4)%

Other (income) expense
Interest expense	33,856	4.0%	29,157	3.4%
Change in fair value of warrant liabilities	(7,015)	(0.8)%	(10,207)	(1.2)%
Other, net	413	0.0%	1,446	0.2%
Loss before income taxes and equity in earnings from unconsolidated entities	(76,378)	(9.0)%	(40,825)	(4.7)%
Income tax expense (benefit)	3,728	0.4%	(6,358)	(0.7)%
Equity in (earnings) loss from unconsolidated entities	192	0.0%	100	0.0%
Net loss	$(80,298)	(9.4)%	$(34,567)	(4.0)%
Net income (loss) attributable to non-controlling interest	—	0.0%	15	0.0%
Net loss attributable to shareholders	(80,298)	(9.4)%	(34,582)	(4.0)%
Accretion of Series A Convertible Preferred Shares	349	0.0%	(161)	(0.0)%
Net loss attributable to common shareholders	$(79,949)	(9.4)%	$(34,743)	(4.0)%

Net Sales

	Year Ended December 31,
(Thousands)	2024	2023
Beverage Solutions	$659,383	$722,865
Sustainable Sourcing & Traceability(1)	191,343	141,849
Total net sales	$850,726	$864,714
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $659.4 million for the year ended December 31, 2024, compared to $722.9 million for the year ended December 31, 2023, a decrease of 8.8%. The decrease was primarily due to a $79.4 million decrease in the sale of coffee and tea products, driven by a 16.4% decrease in single serve cup volumes and a 13.2% decrease in roast and ground coffee volumes, partially offset by a $13.8 million increase in the sale of flavors, extracts and ingredients products, driven by a 24.1% increase in flavors, extracts and ingredients volumes.

Net Sales from our SS&T segment totaled $191.3 million, net of intersegment revenues, during the year ended December 31, 2024, increasing 34.9% compared to $141.8 million, net of intersegment revenues, during the year ended December 31, 2023. The increase is driven by an increase in sales volume, which increased 39.5% compared to the year ended December 31, 2023.

Costs of Sales

	Year Ended December 31,
(Thousands)	2024	2023
Beverage Solutions	$527,432	$596,966
Sustainable Sourcing & Traceability	169,520	127,890
Total costs of sales	$696,952	$724,856

In our Beverage Solutions segment, costs of sales decreased $69.5 million or 11.6% to $527.4 million for the year ended December 31, 2024, from $597.0 million for the year ended December 31, 2023. The decrease in costs of sales was primarily driven by a decrease in the sale volumes of single serve cup and coffee and tea products for the year ended December 31, 2024 compared to the year ended December 31, 2023, partially offset by an increase in costs of sales associated with flavors, extracts and ingredients products, primarily due to an increase in volumes for the year ended December 31, 2024 compared to the year ended December 31, 2023.

In our SS&T segment, costs of sales increased $41.6 million or 32.6% to $169.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase is primarily due to a 39.5% increase in green coffee sales volume. Costs of sales for the year ended December 31, 2024 included $4.8 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $0.1 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory for the year ended December 31, 2023.

Selling, General and Administrative Expense

	Year Ended December 31,
	2024		2023
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$173,879	26.4%	$134,542	18.6%
Sustainable Sourcing & Traceability	11,258	5.9%	10,035	7.1%
Total selling, general and administrative expense	$185,137	21.8%	$144,577	16.7%

Total selling, general and administrative expense in our Beverage Solutions segment increased $39.3 million to $173.9 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase is primarily due to a $30.6 million increase in expenses associated with our extract and ready-to-drink facility in Conway, Arkansas and a $6.7 million increase in personnel-related costs. In our SS&T segment, selling, general and administrative costs increased $1.2 million for the year ended December 31, 2024, primarily due to a $1.0 million increase in personnel-related costs compared to the year ended December 31, 2023.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expense for the year ended December 31, 2024 were $13.8 million, approximately $4.7 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives, $3.1 million of which related to plant closure costs, $2.4 million of which related to the establishment of our at-the-market common stock offering program and $1.6 million of which related to professional and legal costs associated with the Westrock Warrant exchange. During the year ended December 31, 2023, we incurred $14.6 million of transaction, restructuring and integration expenses, $10.5 million of which related to the costs associated with the integration of our new enterprise resource-planning system, including internal and external costs related to go-live system support and duplicative systems costs and $2.5 million of non-capitalizable costs associated with acquisitions and registration statements.

Interest Expense

	Year Ended December 31,
(Thousands)	2024	2023
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$18,674	$13,334
Revolving credit facility	6,442	5,221
Convertible notes payable	978	—
Convertible notes payable - related party	2,222	—
Supply chain finance program	7,023	2,965
International trade finance lines	4,939	4,537
International notes payable	826	273
Other	1,260	2,475
Total cash interest	42,364	28,805
Non-cash:
Amortization of deferred financing costs	3,224	3,517
Capitalized interest	(11,732)	(3,165)
Total non-cash interest	(8,508)	352
Total interest expense	$33,856	$29,157

Interest expense for the year ended December 31, 2024 was $33.9 million compared to $29.2 million for the year ended December 31, 2023. Cash interest increased $13.6 million and is attributable to increased interest associated with our term loan and delayed draw term loan facilities, primarily due to higher outstanding borrowings, $3.2 million of interest on our Convertible Notes that were issued in February of 2024, and $4.1 million of increased interest expense associated with our supply chain financing program, due to increased average borrowings outstanding in 2024 compared to 2023. During the year ended December 31, 2024, the Company capitalized approximately $11.7 million of interest costs associated with the build out of our extract and ready-to-drink facility in Conway, Arkansas, compared to $3.2 million of such interest for the year ended December 31, 2023.

Change in Fair Value of Warrant Liabilities

Warrant liabilities are adjusted to fair value at each reporting period, with any change in fair value recognized in the Consolidated Statements of Operations. The change in fair value of warrant liabilities for the year ended December 31,

2024 resulted in recognition of $7.0 million of gains compared to recognition of $10.2 million of gains during the year ended December 31, 2023.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2024 was $3.7 million, resulting in an effective tax rate of (4.9%). Our income tax expense for the year ended December 31, 2024 is primarily comprised of $20.8 million of expense related to increases in the valuation allowance against our deferred tax assets, offset by federal and state benefits, at statutory rates, of $18.2 million and $1.5 million of tax benefit resulting from the change in fair value of warrants.

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

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Year Ended	% of	Year Ended	% of
(Thousands)	December 31, 2023	Revenues	December 31, 2022	Revenues
Net Sales	$864,714	100.0%	$867,872	100.0%
Costs of sales	724,856	83.8%	715,107	82.4%
Gross profit	139,858	16.2%	152,765	17.6%

Selling, general and administrative expense	144,577	16.7%	129,985	15.0%
Transaction, restructuring and integration expense	14,557	1.7%	13,169	1.5%
Impairment charges	—	0.0%	—	0.0%
Loss on disposal of property, plant and equipment	1,153	0.1%	935	0.1%
Total operating expenses	160,287	18.5%	144,089	16.6%
Income (loss) from operations	(20,429)	(2.4)%	8,676	1.0%

Other (income) expense
Interest expense	29,157	3.4%	35,497	4.1%
Change in fair value of warrant liabilities	(10,207)	(1.2)%	29,675	3.4%
Other, net	1,446	0.2%	(1,146)	(0.1)%
Loss before income taxes and equity in earnings from unconsolidated entities	(40,825)	(4.7)%	(55,350)	(6.4)%
Income tax expense (benefit)	(6,358)	(0.7)%	111	0.0%
Equity in (earnings) loss from unconsolidated entities	100	0.0%	—	0.0%
Net loss	$(34,567)	(4.0)%	$(55,461)	(6.4)%
Net income (loss) attributable to non-controlling interest	15	0.0%	(276)	(0.0)%
Net loss attributable to shareholders	(34,582)	(4.0)%	(55,185)	(6.4)%
Accretion of Series A Convertible Preferred Shares	(161)	(0.0)%	(1,316)	(0.2)%
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	—	0.0%	(2,870)	(0.3)%
Common equivalent preferred dividends	—	0.0%	(4,380)	(0.5)%
Accumulating preferred dividends	—	0.0%	(13,882)	(1.6)%
Net loss attributable to common shareholders	$(34,743)	(4.0)%	$(77,633)	(8.9)%

Net Sales

	Year Ended December 31,
(Thousands)	2023	2022
Beverage Solutions	$722,865	$685,303
Sustainable Sourcing & Traceability(1)	141,849	182,569
Total net sales	$864,714	$867,872

(1)	Net of intersegment revenues.

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

Costs of Sales

	Year Ended December 31,
(Thousands)	2023	2022
Beverage Solutions	$596,966	$544,611
Sustainable Sourcing & Traceability	127,890	170,496
Total costs of sales	$724,856	$715,107

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

Interest Expense

	Year Ended December 31,
(Thousands)	2023	2022
Interest expense
Cash:
Term loan facility	$13,334	$3,642
Prior term loan facility	—	14,735
Prior term loan facility early termination fee	—	1,580
Revolving credit facility	5,221	—
Supply chain finance program	2,965	—
Prior ABL facility	—	2,414
Short-term related party debt	—	428
Subordinated related party debt	—	642
International trade finance lines	4,537	3,465
International notes payable	273	681
Other	2,475	1,593
Total cash interest	28,805	29,180
Non-cash:
Amortization of deferred financing costs	3,517	1,726
Capitalized interest	(3,165)	—
Write-off of deferred financing costs	—	4,296
Payments-in-kind interest	—	295
Total non-cash interest	352	6,317
Total interest expense	$29,157	$35,497

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

Change in Fair Value of Warrant Liabilities

Warrant liabilities are adjusted to fair value at each reporting period, with any change in fair value recognized in the Consolidated Statements of Operations. The change in fair value of warrant liabilities for the year ended December 31, 2023 resulted in recognition of $10.2 million of gains compared to recognition of $29.7 million of losses during the year ended December 31, 2022.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350, Intangibles – Goodwill and Other, (“ASC 350”), we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. As of December 31, 2024, all of our goodwill is assigned to our Beverage Solutions reporting unit. Unless circumstances otherwise dictate, the annual impairment test is performed as of October 1.

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

During the fourth quarter of 2024, the Company completed a qualitative analysis to evaluate impairment of goodwill and concluded that it was more likely than not that the fair value of our goodwill reporting unit exceeded the carrying amount. As a result, the Company concluded that no impairment existed in the year ending December 31, 2024.

We reached this conclusion based on consideration of the significant excess fair value over carrying value of previous quantitative goodwill impairment evaluations and the Company’s current market capitalization. Our previous quantitative goodwill analyses indicated that the estimated fair value of our reporting units exceeded their carrying values by over 50%. Subsequent to that evaluation, we have noted no events or circumstances that would indicate that it is more likely than not that the carrying value of our goodwill reporting units exceed their fair value.

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

Green Coffee Inventories

Green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, within our SS&T segment, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815. Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs, and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of cost of sales in our Consolidated Statements of Operations. At December 31, 2024, a 10% change in the price of coffee would have had an approximately $4.8 million impact on the value of our green coffee inventory.

Warrant Liabilities

Prior to October 2024, the Company had outstanding warrants to purchase Common Shares (the “Warrants”), which were accounted for in accordance with the guidance contained in ASC 815, under which the warrants did not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at each reporting period, with changes in fair value being recognized in our Consolidated Statements of Operations.

The Company re-measured the fair value of the Westrock Public Warrants (as defined in Note 4 to our Consolidated Financial Statements) based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants (as defined in Note 4 to our Consolidated Financial Statements) were valued using a binomial lattice valuation model. The primary unobservable input utilized in determining the fair value of the Westrock Private Warrants was the expected volatility of the stock price, which is determined by use of an option pricing model. For the year ended December 31, 2024, the Company recognized $7.0 million of gains related to the change in fair value of warrant liabilities. At December 31, 2024, there were no outstanding Warrants.

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

Green coffee, which is our primary raw material, is an exchange traded agricultural commodity that is subject to price fluctuations, the reasons for which are outside of the control of the Company. During the year ended December 31, 2024, the exchange traded “C” market price of green coffee increased approximately 70%, and from January 1, 2025 through the date of this Annual Report on Form 10-K, the “C” market price has continued to increase, surpassing $4.00 per pound of green coffee, reaching all-time highs. This increase impacts the entire coffee supply chain, as exporters, traders, suppliers, and roasters require increased working capital to fund rising green coffee costs, and without having access to sufficient working capital, supply chain disruptions may emerge. In addition, a persistent increase in coffee costs could also adversely affect consumer demand as producers attempt to pass higher costs down the supply chain.

Where possible, we seek to recover inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases may lag our cost increases, including increases in commodity costs. A prolonged increase in “C” market prices may require us to evaluate our allocation of working capital, and if we are not able to effectively manage our working capital, or do not have access to sufficient working capital to meet our purchasing needs for green coffee, other commodity inputs, ingredients or supplies (such as materials used in our packaging), we may need to access the debt or equity capital markets, and there is no assurance that we will be able to do so on terms that are favorable to the Company or at all. In addition, we may be required to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition, covenant compliance and ability to achieve our intended business objectives.

Credit Agreement

The Company is party to a credit agreement (as amended, modified or supplemented, the “Credit Agreement”) among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes (a) a senior secured first lien revolving credit facility in an aggregate principal amount of $200.0 million (the “Revolving Credit Facility”), (b) a senior secured first lien term loan facility in an aggregate principal amount of $175.0 million (the “Term Loan Facility”) and (c) incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million. The Revolving Credit Facility, the Term Loan Facility and the Delayed Draw Term Loan Facility will mature on August 29, 2027. All obligations under the Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the Company’s assets.

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

At December 31, 2024, we had $112.5 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.6%, and we had $2.6 million of standby letters of credit outstanding. At December 31, 2024, the interest rate applicable to our Term Loan Facility was 8.2% and the interest rate applicable to our Delayed Draw Term Loan Facility was 9.2%.

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

The Credit Agreement, as amended through the Third Amendment, required the Borrower to maintain compliance with (i) a secured net leverage ratio at levels ranging from 4.50:1.00 to 6.25:1.00 and stepping down to 4.50:1.00 by April 2026 (which has been further amended by the Fourth Amendment, as discussed below) and (ii) an interest coverage ratio of at least 1.50:1.00 on and prior to September 30, 2025 and at least 2.00:1.00 on December 31, 2025 and thereafter. The Credit Agreement, as amended through the Third Amendment, also includes (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan. Failure to comply with these covenants or make payments when due could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under the Credit Agreement and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.

The Company believes that its secured net leverage under the Credit Agreement is important to the understanding of the Company’s financial condition and liquidity. At December 31, 2024, the Company’s secured net leverage ratio was 4.71:1.00, compared to a maximum allowable ratio of 6.00:1.00, with such calculation set forth below:

(Thousands, except leverage ratio)	Trailing Twelve-Months
Beverage Solutions Segment Adjusted EBITDA	$53,639
Permissible credit agreement adjustments[1]	9,126
Trailing Twelve-Months Credit Agreement Adjusted EBITDA	$62,765

End of period:
Term loan facility	$155,313
Delayed draw term loan facility	48,125
Revolving credit facility	112,500
Letters of credit outstanding	2,560
Secured debt	318,498
Beverage Solutions unrestricted cash and cash equivalents	(22,917)
Secured net debt	$295,581

Beverage Solutions Credit Agreement secured net leverage ratio	4.71x

1 – Primarily consists of $6.6 million of pro forma run-rate impact of cost savings initiatives enacted during the second quarter of 2024, as permitted by the Credit Agreement.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $2.8 million (1.25% of the original principal balance). Quarterly payments increase to approximately $4.2 million and $5.6 million (1.875% and 2.5% of the original principal balance) during the final two years of the agreements, respectively.

We incurred a total of $2.4 million in financing fees in connection with the Third Amendment. Approximately $1.3 million of the fees were allocated to the Term Loan Facility and are being amortized over the remaining term of the Term Loan Facility utilizing the frozen effective yield method based on the interest rate in place at the issuance of the Term Loan Facility. Approximately $1.0 million of the fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Consolidated Balance Sheets and are being amortized ratably over the remaining term of the Revolving Credit Facility.

On January 15, 2025, the Company, entered into an Incremental Assumption Agreement and Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment expanded the syndicate to include member banks from the Farm Credit System and increased the amount of revolving facility commitments (the “Existing Revolving Facility Commitments”, and any loans thereunder, the “Existing Revolving Loans”) available to the Borrower under the Credit Agreement by $25.0 million (the “Incremental Revolving Facility Commitments” and any loans thereunder, the “Incremental Revolving Loans”). The amount of revolving facility commitments available to the Borrower under the Credit Agreement, as amended, is $200.0 million. The Incremental Revolving Facility Commitments and the Incremental Revolving Loans are subject to the same interest rates, commitment fees, maturity dates and other terms as the Existing Revolving Facility Commitments and the Existing Revolving Loans. The proceeds from any Incremental Revolving Loans will be used by the Company to fund the previously announced installation of a second ready-to-drink can line at the Company’s extract and ready-to-drink manufacturing facility in Conway, Arkansas, and for general corporate purposes.

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 6.00x for the test period ending June 30, 2025, (b) 5.50x for the test period ending September 30, 2025, and (c) 5.25x for the test period ending December 31, 2025. In addition, the minimum liquidity covenant will not apply after the Covenant Relief Period ends. As of the date of this Annual Report on Form 10-K, the Company was in compliance with its financial covenants.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”), of which $50.0 million was from related parties. The Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Consolidated Balance Sheets. At December 31, 2024, the carrying value of the Convertible Notes was $71.6 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

On March 8, 2024, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was reduced from $70.0 million to $55.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). On August 21, 2024, Falcon amended its working capital trade finance facility, increasing the facility size from $55.0 million to $75.0 million. The interest rates and maturity date were unchanged as a result of the amendment. At December 31, 2024, there was $50.6 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of December 31, 2024.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At December 31, 2024, there was $4.5 million of outstanding borrowings under the facility, of which $3.5 million and $1.0 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of December 31, 2024.

On March 7, 2025, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was increased from $75.0 million to $85.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $4.0 million at December 31, 2024 and (b) a long-term note payable with a balance of $0.6 million at December 31, 2024, of which $0.4 million is reported in current maturities of long-term debt on the Consolidated Balance Sheets.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Consolidated Balance Sheets. As of December 31, 2024, there were $78.8 million obligations outstanding under the Program.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock not to exceed 5,000,000 Common Shares in the aggregate. During the year ended December 31, 2024, the Company sold 60,000 Common Shares under the ATM Program, resulting in net proceeds of $0.6 million. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.

Current and Long-Term Liquidity

Our liquidity needs are to fund operating expenses, meet debt service obligations, and fund both current and long-term investment activities, which include capital expenditures. A key component of our long-term growth strategy is to complete the commercialization of our extract and ready-to-drink manufacturing facility in Conway, Arkansas, which utilizes state-of-the-art equipment specifically designed to efficiently manufacture and package a wide range of beverages, such as canned or bottled cold brew coffees, lattes, assorted teas, and juice-based products. During the second and fourth quarters of 2024, we commenced commercial production in portions of the facility. We are continuing to build out the remaining portions of the facility and expect to invest approximately $50.0 million to complete the build-out of our extract and ready-to-drink facility in Conway, Arkansas, which includes an additional approximately $20.0 million in 2025 to install a second ready-to-drink can line in the Conway facility, which we expect to place into commercial production in the second half of 2025.

We believe cash from operations and borrowings available under the Revolving Credit Facility will provide sufficient cash on-hand to fund our near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base and (iii) continuing to drive margin expansion. However, the Company will continuously evaluate its liquidity needs, and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund our near-term growth strategies, we may delay and/or reprioritize our near-term growth strategies, which may have an adverse impact on our ability to achieve our growth objectives.

We believe that cash from operations, borrowings available under the Revolving Credit Facility and our ability to obtain future financing will provide sufficient cash on hand to fund our long-term growth strategies, which include (i) expanding geographically and (ii) finding accretive acquisitions.

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

Future purchase obligations of $427.6 million as of December 31, 2024 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $0.6 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solution segment has an obligation to repurchase.

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

Capital expenditures for the years ended December 31, 2024, 2023 and 2022 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Year ended December 31, 2024	$155,309	$1,862	$1,088	$1,366	$159,625
Year ended December 31, 2023	$153,604	$3,478	$2,039	$5,490	$164,611
Year ended December 31, 2022	$56,582	$2,344	$2,170	$2,165	$63,261

During 2025, we expect to invest approximately $50.0 million to complete the build-out of our extract and ready-to-drink facility in Conway, Arkansas, which includes approximately $20.0 million to install a second read-to-drink can line, which we expect to be placed into commercial production in the second half of 2025.

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

Interest Rate Risk

We are exposed to interest rate volatility with respect to the variable rate facilities under the Credit Agreement, entered into on August 29, 2022. We estimate that the potential impact to our interest rate expense associated with the variable rate Term Loan Facility and Delayed Draw Term Loan Facility, assuming a hypothetical 10% change in interest rates as of December 31, 2024, would be an annualized impact of approximately $0.9 million on the Company’s results of operations for the year ended December 31, 2024.

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

WESTROCK COFFEE COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Westrock Coffee Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westrock Coffee Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 12, 2025

We have served as the Company's auditor since 2020.

WESTROCK COFFEE COMPANY
CONSOLIDATED BALANCE SHEETS

(Thousands, except par value)	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$26,151	$37,196
Restricted cash	9,413	644
Accounts receivable, net of allowance for credit losses of $3,995 and $2,915, respectively	99,566	99,158
Inventories	163,323	149,921
Derivative assets	19,746	13,658
Prepaid expenses and other current assets	15,444	12,473
Total current assets	333,643	313,050

Property, plant and equipment, net	467,011	344,038
Goodwill	116,111	116,111
Intangible assets, net	114,879	122,945
Operating lease right-of-use assets	63,380	67,601
Other long-term assets	6,756	7,769
Total Assets	$1,101,780	$971,514

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$14,057	$9,811
Short-term debt	54,659	43,694
Accounts payable	84,255	69,106
Supply chain finance program	78,838	78,076
Derivative liabilities	11,966	3,731
Accrued expenses and other current liabilities	34,095	35,217
Total current liabilities	277,870	239,635

Long-term debt, net	325,880	223,092
Convertible notes payable - related party, net	49,706	—
Deferred income taxes	14,954	10,847
Operating lease liabilities	60,692	63,554
Warrant liabilities	—	44,801
Other long-term liabilities	1,346	1,629
Total liabilities	730,448	583,558

Commitments and contingencies (Note 21)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,511 shares and 23,512 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively, $11.50 liquidation value	273,850	274,216

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 94,221 shares and 88,051 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	942	880
Additional paid-in-capital	519,878	471,666
Accumulated deficit	(442,922)	(362,624)
Accumulated other comprehensive income	19,584	3,818
Total shareholders' equity	97,482	113,740

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$1,101,780	$971,514

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Thousands, except per share data)	2024	2023	2022
Net sales	$850,726	$864,714	$867,872
Costs of sales	696,952	724,856	715,107
Gross profit	153,774	139,858	152,765

Selling, general and administrative expense	185,137	144,577	129,985
Transaction, restructuring and integration expense	13,797	14,557	13,169
Impairment charges	5,686	—	—
(Gain) loss on disposal of property, plant and equipment	(1,722)	1,153	935
Total operating expenses	202,898	160,287	144,089
(Loss) income from operations	(49,124)	(20,429)	8,676

Other (income) expense
Interest expense	33,856	29,157	35,497
Change in fair value of warrant liabilities	(7,015)	(10,207)	29,675
Other, net	413	1,446	(1,146)
Loss before income taxes and equity in earnings from unconsolidated entities	(76,378)	(40,825)	(55,350)
Income tax expense (benefit)	3,728	(6,358)	111
Equity in (earnings) loss from unconsolidated entities	192	100	—
Net loss	$(80,298)	$(34,567)	$(55,461)
Net loss attributable to non-controlling interest	—	15	(276)
Net loss attributable to shareholders	(80,298)	(34,582)	(55,185)
Participating securities' share in earnings	—	—	—
Accretion of Series A Convertible Preferred Shares	349	(161)	(1,316)
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	—	—	(2,870)
Common equivalent preferred dividends	—	—	(4,380)
Accumulating preferred dividends	—	—	(13,882)
Net loss attributable to common shareholders	$(79,949)	$(34,743)	$(77,633)

(Loss) earnings per common share:
Basic	$(0.89)	$(0.43)	$(1.60)
Diluted	$(0.89)	$(0.43)	$(1.60)

Weighted-average number of shares outstanding:
Basic	89,795	80,684	48,444
Diluted	89,795	80,684	48,444

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Thousands)	2024	2023	2022
Net loss	$(80,298)	$(34,567)	$(55,461)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	15,501	9,717	(18,114)
Foreign currency translation adjustment	265	204	(7)
Total other comprehensive income (loss)	15,766	9,921	(18,121)
Comprehensive (loss) income	(64,532)	(24,646)	(73,582)
Comprehensive income (loss) attributable to non-controlling interests	—	15	(276)
Comprehensive loss attributable to shareholders	(64,532)	(24,661)	(73,306)
Participating securities' share in earnings	—	—	—
Accretion of Series A Convertible Preferred Shares	349	(161)	(1,316)
Loss on extinguishment of Redeemable Common Equivalent Preferred Units, net	—	—	(2,870)
Common equivalent preferred dividends	—	—	(4,380)
Accumulating preferred dividends	—	—	(13,882)
Comprehensive loss attributable to common shareholders	$(64,183)	$(24,822)	$(95,754)

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)(1)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2021	34,523	345	60,628	(251,725)	12,018	2,736	$(175,998)
Net income (loss)	—	—	—	(55,185)	—	(276)	(55,461)
Issuance of common shares upon closing of de-SPAC merger transaction, net of issuance costs, net of $3,178 of taxes	12,868	129	1,738	—	—	—	1,867
Issuance of common shares related to PIPE financing	20,590	206	205,694	—	—	—	205,900
Issuance of common shares related to conversion of debt to equity	2,500	25	24,975	—	—	—	25,000
Issuance of common shares related to conversion of Common Equivalent Preferred Units	2,220	22	23,731	—	—	—	23,753
Issuance of common shares related to Public Warrant exercise	94	1	1,272	—	—	—	1,273
Issuance of common shares related to stock options exercised	39	—	375	—	—	—	375
Issuance of common shares related to acquisitions	1,853	19	23,416	—	—	—	23,435
Common Equivalent Preferred Unit dividends ($0.02 per unit)	—	—	—	(4,380)	—	—	(4,380)
Loss on extinguishment of Common Equivalent Preferred units	—	—	—	(2,870)	—	—	(2,870)
Accretion of Series A Convertible Preferred Shares	—	—	(1,316)	—	—	—	(1,316)
Other comprehensive income (loss)	—	—	—	—	(18,121)	—	(18,121)
Equity-based compensation	333	3	2,628	—	—	—	2,631
Net share settlement of equity awards	—	—	(477)	—			(477)
Accumulating preferred dividends	—	—	—	(13,882)	—	—	(13,882)
Balance at December 31, 2022	75,020	$750	$342,664	$(328,042)	$(6,103)	$2,460	$11,729

(1) Retroactively adjusted for de-SPAC merger transaction as described in Note 4.

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2022	75,020	$750	$342,664	$(328,042)	$(6,103)	$2,460	$11,729
Net income (loss)	—	—	—	(34,582)	—	15	(34,567)
Issuance of common shares related to acquisitions	40	—	446	—	—	—	446
Issuance of common shares related to Public Warrant exercise	229	2	3,142	—	—	—	3,144
Issuance of common shares related to stock options exercised	88	1	847	—	—	—	848
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	76	1	881	—	—	—	882
Issuance of common shares related to purchase of non-controlling interest	100	1	474	—	—	(2,475)	(2,000)
Issuance of common shares, net of issuance costs	11,877	119	117,648	—	—	—	117,767
Accretion of Series A Convertible Preferred Shares	—	—	(161)	—	—	—	(161)
Other comprehensive income (loss)	—	—	—	—	9,921	—	9,921
Equity-based compensation	621	6	8,702	—	—	—	8,708
Net share settlement of equity awards	—	—	(2,977)	—	—	—	(2,977)
Balance at December 31, 2023	88,051	$880	$471,666	$(362,624)	$3,818	$—	$113,740

Balance at December 31, 2023	88,051	880	471,666	(362,624)	3,818	—	113,740
Net income (loss)	—	—	—	(80,298)	—	—	(80,298)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	60	1	624	—	—	—	625
Issuance of common shares related to stock options exercised	1	—	12	—	—	—	12
Issuance of common shares related to warrant exchange	5,539	54	37,732	—	—	—	37,786
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	1	—	16	—	—	—	16
Accretion of Series A Convertible Preferred Shares	—	—	349	—	—	—	349
Other comprehensive income (loss)	—	—	—	—	15,766	—	15,766
Equity-based compensation	569	7	11,601	—	—	—	11,608
Net share settlement of equity awards	—	—	(2,122)	—	—	—	(2,122)
Balance at December 31, 2024	94,221	$942	$519,878	$(442,922)	$19,584	$—	$97,482

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Thousands)	2024	2023	2022
Cash flows from operating activities:
Net loss	$(80,298)	$(34,567)	$(55,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,745	26,584	24,210
Impairment charges	5,686	—	—
Equity-based compensation	11,608	8,708	2,631
Paid-in-kind interest added to debt principal	—	—	295
Provision for credit losses	2,316	979	1,790
Amortization of deferred financing fees included in interest expense	3,224	3,517	1,726
Write-off of unamortized deferred financing fees	—	—	4,296
Loss on debt extinguishment	—	—	1,580
(Gain) loss on disposal of property, plant and equipment	(1,722)	1,153	935
Mark-to-market adjustments	(4,622)	(104)	3,502
Change in fair value of warrant liabilities	(7,015)	(10,207)	29,675
Foreign currency transactions	598	1,864	667
Deferred income tax expense (benefit)	3,287	(6,512)	(2,037)
Other	1,257	2,486	1,204
Change in operating assets and liabilities:
Accounts receivable	(2,766)	1,688	(16,789)
Inventories	(6,558)	915	(46,770)
Derivative assets and liabilities	16,383	6,440	(22,937)
Prepaid expense and other assets	1,983	(1,890)	(15,476)
Accounts payable	5,693	(59,292)	27,646
Accrued liabilities and other	2,958	(5,826)	2,685
Net cash used in operating activities	(13,243)	(64,064)	(56,628)
Cash flows from investing activities:
Additions to property, plant and equipment	(159,625)	(164,611)	(63,261)
Additions to intangible assets	(173)	(173)	(167)
Acquisition of business, net of cash acquired	—	(2,392)	(14,885)
Acquisition of equity method investments and non-marketable securities	—	(1,385)	—
Proceeds from sale of property, plant and equipment	13,875	206	4,144
Net cash used in investing activities	(145,923)	(168,355)	(74,169)
Cash flows from financing activities:
Payments on debt	(181,242)	(199,196)	(438,571)
Proceeds from debt	278,141	258,490	328,539
Payments on supply chain financing program	(163,869)	(32,141)	—
Proceeds from supply chain financing program	164,631	110,217	—
Proceeds from convertible notes payable	22,000	—	—
Proceeds from convertible notes payable - related party	50,000	—	—
Proceeds from related party debt	—	—	11,700
Debt extinguishment costs	—	—	(1,580)
Payment of debt issuance costs	(3,329)	(3,158)	(6,007)
Payment of convertible notes payable issuance costs	(511)	—	—
Proceeds from de-SPAC merger and PIPE financing	—	—	255,737
Net proceeds from (repayments of) repurchase agreements	(7,706)	(6,268)	14,588
Proceeds from exercise of stock options	12	848	375
Proceeds from exercise of Public Warrants	—	2,632	—
Proceeds from issuance of common stock	635	118,767	—
Common equivalent preferred dividends	—	—	(4,380)
Payment of equity issuance costs	(10)	(1,000)	(23,998)
Payment of preferred equity issuance costs	—	—	(1,250)
Payment for purchase of non-controlling interest	—	(2,000)	—
Payment for taxes for net share settlement of equity awards	(2,122)	(2,977)	(477)
Net cash provided by financing activities	156,630	244,214	134,676
Effect of exchange rate changes on cash	260	(360)	(344)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,276)	11,435	3,535
Cash and cash equivalents and restricted cash at beginning of period	37,840	26,405	22,870
Cash and cash equivalents and restricted cash at end of period	$35,564	$37,840	$26,405

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$32,582	$23,124	$8,811

Supplemental cash flow information:
Cash paid for interest	$37,552	$29,446	$30,448
Cash paid for income taxes, net	411	1,432	814

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

Beverage Solutions: Through this segment, we combine our product innovation and customer insights to provide value-added beverage solutions, including coffee, tea, flavors, extracts and ingredients. We provide products in a variety of packaging, including branded and private label coffee in bags, fractional packs, single serve cups, multi-serve bottles and ready-to-drink bottles and cans, as well as extract solutions to be used in products such as cold brew and ready-to-drink offerings. Currently we serve customers in the United States, Europe and Asia, through the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG and hospitality industries.

Sustainable Sourcing & Traceability: Through this segment, we utilize our proprietary technology and digitally traceable supply chain to directly impact and improve the lives of our farming partners, provide tangible economic empowerment and emphasize environmental accountability and farmer literacy. Revenues primarily consist of sales from commodity contracts related to forward sales of green coffee.

The Company operates manufacturing and distribution facilities in Concord, North Carolina, North Little Rock, Arkansas, Conway, Arkansas, and Johor Bahru, Malaysia. In addition, the Company operates Trading and Representative offices in Lewes, UK, Austin, Texas, Lima & Jaen, Peru, Addis Ababa, Ethiopia, Johor Bahru, Malaysia, and Seoul, Korea, alongside a coffee milling and exporting facility in Kigali, Rwanda.

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

Common Unit Conversion

Prior to the Closing, the Converting Company’s ownership interests consisted of two classes of equity, common units (“Common Units”) and common equivalent preferred units ("Common Equivalent Preferred Units”).

In connection with the Transaction and pursuant to the Transaction Agreement, (a) each issued and outstanding Common Unit of the Converting Company was automatically converted into 0.1049203474320 Common Shares, (b) each issued and outstanding Common Equivalent Preferred Unit of the Converting Company for which the holder had not elected to convert such unit into shares of Series A convertible preferred stock, par value $0.01 per share, of the Company (the “Westrock Series A Preferred Shares”), automatically converted into 0.1086138208640 Common Shares if such Common Equivalent Preferred Unit was designated a Westrock Series A Common Equivalent Preferred Unit or 0.1049203474320 Common Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit and (c) each outstanding Common Equivalent Preferred Unit for which the holder thereof had made an election to convert such unit into Westrock Series A Preferred Shares, converted into 0.1086138208740 Westrock Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series A Common Equivalent Preferred Unit or 0.0919280171940 Westrock Series A Preferred Shares if such Common Equivalent Preferred Unit was designated a Series B Common Equivalent Preferred Unit.

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

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, useful lives of property, plant and equipment, incremental borrowing rates for lease liability measurement, fair values of forward purchase and sales contracts, green coffee associated with forward contracts, share-based compensation, contingencies, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement (as defined herein) and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that projected cash flow from operations, including current projections of the timing and amount of cash flows to be generated from our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”) and available borrowings under its Credit Agreement, as amended, as described in Note 23, will be sufficient to fund operations and to maintain covenant compliance for at least the next twelve months. However, during the year ended December 31, 2024, we incurred net losses of $80.3 million and net cash outflows from operating activities of $13.2 million. If we are unable to achieve our profitability growth projections and maintain our covenant leverage ratio and minimum liquidity requirements, as a result of, for example, experiencing any adverse impact of changes or further delays in the estimated timing and volume of products to be commercialized in our Conway Facility over the next twelve months, and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants.

As further discussed in Note 23, on January 15, 2025, the Company entered into an Incremental Assumption Agreement and Amendment No. 4 to its Credit Agreement (as defined in Note 12), which increased available borrowings under the Credit Agreement by $25.0 million and modified certain financial covenants. However, as management’s ability to amend its financial covenants cannot be assured, if necessary, management has committed to delay growth capital expenditures and/or reduce operating expenses, including headcount, salary and/or bonus reductions, all of which are in the Company’s control, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. As further discussed in Restructuring Activities below, the Company recently consolidated its manufacturing operations, completed the sale of its West Winds facility and executed a targeted reduction in excess workforce capacity, which were designed to improve operational efficiency. If required, the Company will further reduce operating costs to ensure compliance with its financial covenants. The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

The total cash and cash equivalents and restricted cash is as follows:

(Thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$26,151	$37,196
Restricted cash	9,413	644
Total	$35,564	$37,840

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

Activity in the allowance for credit losses was as follows:

	Year Ended December 31,
(Thousands)	2024	2023
Balance at beginning of period	$2,915	$3,023
Charged to selling, general and administrative expense	2,316	979
Write-offs	(1,236)	(1,087)
Total	$3,995	$2,915

Inventories

Inventories are stated at the lower of cost, determined on the average cost method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and manufacturing overhead costs.

Within our Sustainable Sourcing & Traceability segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Consolidated Statements of Operations. For the years ended December 31, 2024, 2023 and 2022, we recognized $6.8 million of net unrealized gains, $4.2 million of net unrealized gains and $12.3 million of net unrealized losses, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

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

Capitalized Interest

We capitalize a portion of interest costs incurred related to assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on eligible expenditures incurred during the period involved in bringing the assets to their intended use and the Company’s weighted-average interest rate during the period. For the years ended December 31, 2024 and 2023, we capitalized approximately $11.7 million and $3.2 million of interest costs, respectively.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Consolidated Statements of Cash Flows. Activity in the Program was as follows:

(Thousands)	December 31, 2024	December 31, 2023
Confirmed obligations outstanding at the beginning of the year	$78,076	$—
Invoices confirmed during the period	164,631	110,217
Confirmed invoices paid during the period	(163,869)	(32,141)
Confirmed obligations outstanding at the end of the quarter	$78,838	$78,076

Restructuring Activities

The Company accounts for exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). Restructuring charges may include one-time termination benefits related to employee separations, contract termination costs, long-lived asset impairments, and other related costs with exit or disposal activities.

The recognition of restructuring charges requires the Company to make certain judgements and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, require the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the Consolidated Financial Statements. Restructuring charges are not included in the Company’s measurement of segment profitability as discussed in Note 20.

During the second quarter of 2024, the Company committed to a plan to consolidate its manufacturing operations in its Beverage Solutions segment, which resulted in the closure and sale of its West Winds manufacturing facility in Concord, North Carolina, and the closure of its manufacturing facility in Richmond, California. All production from the impacted facilities was consolidated into other facilities operated by the Company in Concord, North Carolina and Conway, Arkansas.

The closure of the West Winds facility was completed as of June 30, 2024, and the Company completed the sale of the associated land and buildings during the fourth quarter of 2024, recognizing a $3.4 million gain, which is recorded in (gain) loss on disposal of property, plant and equipment in the Consolidated Statements of Operations. Production in our Richmond, California facility ceased during the third quarter of 2024. During the year ended December 31, 2024, the Company recognized $5.6 million and $0.1 million of impairment charges on property, plant and equipment and intangible assets, respectively, as a result of the consolidation of manufacturing facilities, which are recorded in impairment charges in the Consolidated Statements of Operations. The Company estimates total charges related to the plant consolidations of approximately $4.0 million, of which $3.2 million have been incurred during the year ended December 31, 2024. These charges primarily relate to costs to remove and re-install production equipment into other manufacturing facilities.

In addition, during the second quarter of 2024, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result of this reduction, and the impacts of the consolidation of manufacturing facilities noted above, the Company recognized approximately $4.7 million of one-time employee severance costs during the year ended December 31, 2024, which are recorded in transaction, restructuring and integration expense in the Consolidated Statements of Operations. At December 31, 2024, approximately $0.6 million of such termination benefits were accrued for within accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The following table summarizes the changes in the Company’s accrual for employee termination benefits:

Year Ended
December 31,
(Thousands)	2024
Balance at beginning of period	$—
Charges	4,294
Adjustments	444
Cash paid	(4,094)
Balance at end of the period	$644

On February 12, 2024, following the completion of its 530,000 square foot distribution center in Conway, AR, the Company entered into a lease termination agreement for its distribution center located in North Little Rock, AR (the “Gregory Distribution Center”). The Gregory Distribution Center lease terminated, by mutual agreement, on June 30, 2024. No costs were incurred as a result of the lease termination. During the first quarter of 2024, the Company remeasured the Gregory Distribution Center lease liability, and related right-of-use asset, in accordance with ASC 842, Leases, resulting in a reduction of the lease liability and right-of-use asset of approximately $3.0 million. At December 31, 2024, there was no remaining lease liability or right-of-use assets related to the Gregory Distribution Center recorded in the Consolidated Balance Sheets.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350 Goodwill – Intangible and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. As of December 31, 2024, all of our goodwill is assigned to our Beverage Solutions reporting unit. Unless circumstances otherwise dictate, the annual impairment test is performed as of October 1.

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

During the fourth quarter of 2024, the Company completed a qualitative analysis to evaluate impairment of goodwill and concluded that it was more likely than not that the fair value of our goodwill reporting unit exceeded the carrying amount. As a result, the Company concluded that no impairment existed in the year ending December 31, 2024.

We reached this conclusion based on consideration of the significant excess fair value over carrying value of previous quantitative goodwill impairment evaluations, the Company’s current market capitalization and the Company’s expected future revenues and operating cash flows generated by our extract and ready-to-drink manufacturing facility in Conway, Arkansas. Our previous quantitative goodwill analyses indicated that the estimated fair value of our reporting units exceeded their carrying values by over 50%. Subsequent to that evaluation, we have noted no events or circumstances that would indicate that it is more likely than not that the carrying value of our goodwill reporting units exceed their fair value.

Impairment of Property, Plant and Equipment

We review our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset group. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value. As discussed in the Restructuring Activities section of this Note 3, for the year ended December 31, 2024, the Company recognized impairment losses of approximately $5.6 million. For the years ended December 31, 2023 and 2022, there were no events or changes in circumstances indicating that the carrying amount of any of our asset groups were not recoverable from future undiscounted cash flows we expect the asset groups to generate, and no impairment losses were recognized.

Intangible Assets

As of December 31, 2024, our intangible assets subject to amortization, net of accumulated amortization were $114.9 million. Intangible assets, including acquired finite-lived intangible assets, are amortized on a straight-line basis over their remaining useful lives. The useful life for the customer relationship intangible assets acquired in our acquisitions was determined to be the expected remaining life of those relationships on a basis that reflects the pattern of realization. Other intangible assets are amortized over their expected recovery periods.

Finite-lived intangible assets are tested for impairment with the applicable asset group and evaluated for impairment along with property, plant and equipment. As discussed in the Restructuring Activities section of this Note 3, for the year ended December 31, 2024, the Company recognized impairment losses of approximately $0.1 million. For the years ended December 31, 2023 and 2022, no impairment losses were recognized related to intangible assets subject to amortization.

Warrant Liabilities

Prior to October 2024, the Company had outstanding warrants to purchase Common Shares (the “Warrants”), which were accounted for in accordance with the guidance contained in ASC 815, under which the warrants did not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at each reporting period, with changes in fair value being recognized in our Consolidated Statements of Operations.

The Company re-measured the fair value of the Westrock Public Warrants (as defined in Note 4) based on the quoted market price of the Westrock Public Warrants. The Westrock Private Warrants (as defined in Note 4) were valued using a binomial lattice valuation model. The primary unobservable input utilized in determining the fair value of the Westrock Private Warrants was the expected volatility of the stock price, which is determined by use of an option pricing model. For the year ended December 31, 2024, the Company recognized $7.0 million of gains related to the change in fair value of warrant liabilities. At December 31, 2024, there were no outstanding Warrants.

Equity Method Investments

The equity method of accounting is used for investments in entities, partnerships and similar interests in which we have significant influence but do not control. Under the equity method, we adjust our investment in unconsolidated entities for additional contributions made, distributions received and income or losses from our pro-rata share of these unconsolidated entities’ net income or loss.  At December 31, 2024, we had a $0.2 million investment in one unconsolidated entity, which is recorded in other long-term assets on the Consolidated Balance Sheets.

Equity Investments

The Company holds strategic investments in other companies. These investments are accounted for under the measurement alternative described in ASC 321, Investments - Equity Securities (“ASC 321”) for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any. The Company does not exercise significant influence over these companies. These investments are recorded in other long-term assets on the Consolidated Balance Sheets. At December 31, 2024, the Company had equity investments with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value.

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

Selling, General and Administrative Expense

We record all other expenses not charged to production as selling, general and administrative expense, except those meeting the definition of transaction, restructuring and integration expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of selling, general and administrative expense. For the years ended December 31, 2024, 2023 and 2022, advertising expenses were approximately $0.9 million, $1.9 million and $3.6 million, respectively.

Shipping and Handling Costs

Shipping and handling costs incurred to deliver products from our locations to the end-user consumer of those products are recorded in selling, general and administrative expense in our Consolidated Statements of Operations. Shipping and handling costs included in selling, general and administrative expense were $14.7 million, $17.8 million and $22.1 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line in the accompanying Consolidated Statements of Operations, and we include accrued interest and penalties within other long-term liabilities in the accompanying Consolidated Balance Sheets.

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

Transaction, Restructuring and Integration Expense

The Company expenses non-capitalizable transaction, restructuring and integration expenses in the period in which they are incurred and services are received. Transaction costs represent incremental transaction pursuit and unsuccessful pursuit costs, including professional services (legal, accounting, advisory, etc.), finder’s fees and other direct expenses associated with an acquisition or other capital markets transactions. Restructuring and integration costs include direct costs related to restructuring activities, and costs necessary to integrate our systems and business processes, including professional services, systems and data conversions costs, severance and retention bonuses.

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

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in the update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosure to include significant segment expenses that are regularly provided to the chief operating decision maker and a description of other segment items by reportable segment. ASU 2023-07 also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in the update require retrospective application to all prior periods presented in the financial statements. The Company adopted the amendments within ASU 2023-07 when it became effective, in our 2024 annual reporting, on a retrospective basis. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

ASU 2024-03 – Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures”. The amendments in this update include requirements for public business entities to provide disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.

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

Prior to the Closing, the Company’s ownership interests consist of two classes of equity, referred to as Common Units and Common Equivalent Preferred Units. At inception, each Common Equivalent Preferred Unit has a liquidation preference of $1.00 per unit, increased by an amount accruing at the rate of 10% per annum, compounding annually, based on its liquidation preference as of the time of such accrual, and reduced by the cumulative amount of any cash dividends or distributions, if any, made by the Company in respect of such Common Equivalent Preferred Unit. During the year ended December 31, 2022, the Common Equivalent Preferred Units accrued $13.9 million of liquidation preference. In connection with the Closing, holders of Common Equivalent Preferred Units were paid a cash dividend totaling $4.4 million, which is equal to the accreted liquidation preference of the Common Equivalent Preferred Units from June 30, 2022 through Closing.

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

As a result, we issued 34,855,535 Common Shares to holders of Common Units, 2,220,305 Common Shares to holders of Common Equivalent Preferred Units who elected to convert their Common Equivalent Preferred Units into Common Shares, and 23,587,952 Westrock Series A Preferred Shares to holders who elected to convert their Common Equivalent Preferred Units into Westrock Series A Preferred Shares. During the year ended December 31, 2022, the Company realized a net loss on extinguishment of the Common Equivalent Preferred Units of $2.9 million, including the payment of approximately $1.3 million of issuance costs, which adjusts earnings attributable to common shareholders in computing basic and diluted earnings per share.

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

On August 28, 2024, the Company announced that it had commenced an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding (i) public warrants to purchase Common Shares, which traded on The Nasdaq Global Market (the “Nasdaq”) under the symbol “WESTW” (the “Westrock Public Warrants”), and (ii) private placement warrants to purchase Common Shares (the “Westrock Private Warrants” and, together with the Westrock Public Warrants, the “Westrock Warrants”). The Company offered to all holders of the Westrock Warrants the opportunity to receive 0.290 Common Shares in exchange for each of the Westrock Warrants tendered pursuant to the Offer.

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

On October 16, 2024, the Post-Offer Exchange related to the Westrock Public Warrants was completed, resulting in the issuance of 115,220 Common Shares in exchange for then outstanding Westrock Public Warrants. Following the completion of the Post-Offer Exchange, no Westrock Warrants remain outstanding. Accordingly, the Westrock Public Warrants were suspended from trading on the Nasdaq as of the close of business on October 15, 2024, and were delisted.

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

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such transactions are accounted for as financing transactions in accordance with ASC 606.  At December 31, 2024 and 2023, the Company has $0.6 million and $8.3 million, respectively, of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfer to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within cost of sales on our Consolidated Statements of Operations. For the years ended December 31, 2024, 2023 and 2022, we recorded $2.1 million of net unrealized losses, $4.1 million of net unrealized losses and $8.8 million of net unrealized gains, respectively, within costs of sales.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $190.0 million, $141.0 million and $181.7 million in revenues under ASC 815, respectively, and are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $1.8 million at December 31, 2024 and $1.5 million at December 31, 2023. Other accrued deductions were $2.0 million at December 31, 2024 and $2.7 million at December 31, 2023 and are included as a reduction to accounts receivable, net in the Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of December 31, 2024 or 2023. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Consolidated Balance Sheets. At December 31, 2024 and 2023, accounts receivable, net included $104.8 million and $104.8 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of December 31, 2024 and 2023, no costs were capitalized as all arrangements were less than a year.

Contract assets, primarily deferred promotional incentives paid to customers, totaled $1.2 million at December 31, 2024 and $0.3 million at December 31, 2023, and were included in prepaid expenses and other current assets on our Consolidated Balance Sheets. Deferred promotional incentives are amortized straight-line over the contract life. Amortization of deferred contract costs for the years ended December 31, 2024, 2023 and 2022 was $1.5 million, $2.4 million and $1.2 million, respectively, and are included in revenues in our Consolidated Statements of Operations.

Concentration of Customers

For the year ended December 31, 2024, no customers accounted for more than 10% of our consolidated net revenues. For the year ended December 31, 2023, one customer, who is represented in the Company’s Beverage Solutions segment, accounted for 10.4%, or $90.0 million, of the Company’s consolidated net revenues. For the years ended December 31, 2022, no customers accounted for more than 10% of our consolidated net revenues.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Year Ended December 31,
(Thousands)	2024	2023	2022
Coffee & tea	$479,614	$559,040	$569,464
Flavors, extracts & ingredients	175,804	162,043	112,155
Other	3,965	1,782	3,684
Green coffee	191,343	141,849	182,569
Net sales	$850,726	$864,714	$867,872

	Year Ended December 31,
(Thousands)	2024	2023	2022
United States	$673,186	$744,067	$719,437
All other countries	177,540	120,647	148,435
Net sales	$850,726	$864,714	$867,872

For the years ended December 31, 2024, 2023 and 2022, other than the United States, no country accounted for more than 10 percent of our consolidated net sales.

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

Kohana Coffee, which is reported within our Beverage Solutions segment, contributed net sales of $1.5 million and operating losses of $0.5 million from the date of acquisition through December 31, 2022. Expenses associated with the acquisition were not material. As described in Note 3, during the second quarter of 2024, the Company closed its manufacturing facility in Richmond, California. All production from the facility was consolidated into other facilities operated by the Company in Concord, North Carolina and Conway, Arkansas.

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

Year Ended
(Thousands)	December 31, 2022
Revenue	$884,228
Net loss attributable to common shareholders	(84,651)

Note 7. Inventories

The following table summarizes inventories as of December 31, 2024 and 2023:

(Thousands)	December 31, 2024	December 31, 2023
Raw materials	$82,412	$78,882
Finished goods	32,520	26,857
Green coffee	48,391	44,182
Total inventories	$163,323	$149,921

Green coffee inventories represents green coffee held for resale. At December 31, 2024 and 2023, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 8. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of December 31, 2024 and 2023:

(Dollars in Thousands)	Depreciable Lives	December 31, 2024	December 31, 2023
Land		$6,581	$8,778
Buildings	10-40 years	175,171	35,911
Leasehold improvements(1)		12,320	9,800
Plant equipment	3-15 years	249,933	128,639
Vehicles and transportation equipment	3-5 years	615	648
IT systems	3-7 years	12,717	8,909
Furniture and fixtures	3-10 years	7,373	3,294
Customer beverage equipment(2)	3-5 years	21,826	22,931
Lease right-of-use assets(3)		81	81
Construction in progress and equipment deposits		85,279	208,308
		571,896	427,299
Less: accumulated depreciation		(104,885)	(83,261)
Property, plant and equipment, net		$467,011	$344,038

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $26.6 million, $18.4 million and $17.4 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at December 31, 2024 are expected to be in production use.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	December 31, 2024	December 31, 2023
Right-of-use operating lease assets	Operating lease right-of-use assets	$63,380	$67,601
Operating lease liabilities - current	Accrued expenses and other current liabilities	4,420	4,809
Operating lease liabilities - noncurrent	Operating lease liabilities	60,692	63,554

During the years ended December 31, 2024 and 2023, the Company obtained approximately $1.0 million and $60.2 million, respectively, of right-of-use operating lease assets in exchange for lease obligations.

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

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Consolidated Statements of Operations. The components of lease costs for the year ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
(Thousands)	2024	2023
Operating lease cost	$10,797	$4,857
Short-term lease cost	1,075	1,020
Total	$11,872	$5,877

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted-average discount rate	7.7%	7.8%
Weighted-average remaining lease term	12.1 years	12.9 years

Supplemental cash flow information about the Company’s leases as of December 31, 2024 and 2023, respectively, is as follows:

	Year Ended December 31,
(Thousands)	2024	2023
Cash paid related to operating lease liabilities	$9,670	$4,317

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Consolidated Balance Sheets. There were no material finance leases as of December 31, 2024.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2024 are as follows:

(Thousands)
2025	$8,851
2026	8,596
2027	8,522
2028	7,997
2029	8,069
Thereafter	61,674
Total future minimum lease payments	103,709
Less: imputed interest	(38,597)
Present value of minimum lease payments	$65,112

Note 10. Goodwill

Changes in the carrying amount of goodwill occurring during the years ended December 31, 2024 and 2023 were as follows:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2022
Goodwill	$190,882	$190,882
Accumulated impairment loss	(76,883)	(76,883)
	113,999	113,999
Changes during the period:
Acquisitions	2,025	2,025
Measurement period and other adjustments	87	87

Balance at December 31, 2023
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at December 31, 2024
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 11. Intangible Assets, Net

The following table summarizes intangible assets, net as of December 31, 2024 and 2023:

	December 31, 2024
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(34,197)	$114,451
Favorable lease asset	220	(209)	11
Software	1,243	(826)	417
Intangible assets, net	$150,111	$(35,232)	$114,879

	December 31, 2023
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(26,487)	$122,161
Favorable lease asset	790	(413)	377
Software	1,079	(672)	407
Intangible assets, net	$150,517	$(27,572)	$122,945

Amortization expense of intangible assets was $8.1 million, $8.2 million and $6.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the weighted average useful life for definite-lived intangibles is approximately 20 years.

The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(Thousands)
2025	$7,816
2026	7,805
2027	7,805
2028	7,780
2029	7,746
Thereafter	75,927
Total	$114,879

Note 12. Debt

Our long-term debt as of December 31, 2024 and 2023 was as follows:

(Thousands)	December 31, 2024	December 31, 2023
Term loan facility	$155,313	$164,063
Delayed draw term loan facility	48,125	—
Revolving credit facility	112,500	65,000
Convertible notes payable	72,000	—
International trade finance lines	54,659	43,694
International notes payable	5,111	6,179
Other loans	19	39
Total debt	447,727	278,975
Unamortized debt costs	(3,425)	(2,378)
Current maturities of long-term debt	(14,057)	(9,811)
Convertible notes payable - related party, net	(49,706)	—
Short-term debt	(54,659)	(43,694)
Long-term debt, net	$325,880	$223,092

The following table summarizes our long-term debt payments required in each of the next five years and thereafter:

(Thousands)
2025	$14,057
2026	22,011
2027	285,000
2028	—
2029	72,000
Thereafter	—
Total	$393,068

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

At December 31, 2024, we had $112.5 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.6%, and we had $2.6 million of standby letters of credit outstanding. At December 31, 2024, the interest rate applicable to our Term Loan Facility was 8.2% and the interest rate applicable to our Delayed Draw Term Loan Facility was 9.2%.

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

The Credit Agreement, as amended through the Third Amendment, required the Borrower to maintain compliance with (i) a secured net leverage ratio at levels ranging from 4.50:1.00 to 6.25:1.00 and stepping down to 4.50:1.00 by April 2026 (which has been further amended by the Fourth Amendment, as discussed below) and (ii) an interest coverage ratio of at least 1.50:1.00 on and prior to September 30, 2025 and at least 2.00:1.00 on December 31, 2025 and thereafter. The Credit Agreement, as amended through the Third Amendment, also includes (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan. As of December 31, 2024, the Company was in compliance with its financial covenants.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $2.8 million (1.25% of the original principal balance). Quarterly payments increase to approximately $4.2 million and $5.6 million (1.875% and 2.5% of the original principal balance) during the final two years of the agreements, respectively.

We incurred a total of $2.4 million in financing fees in connection with the Third Amendment. Approximately $1.3 million of the fees were allocated to the Term Loan Facility and are being amortized over the remaining term of the Term Loan Facility utilizing the frozen effective yield method based on the interest rate in place at the issuance of the Term Loan Facility. Approximately $1.0 million of the fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Consolidated Balance Sheets and are being amortized ratably over the remaining term of the Revolving Credit Facility.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”), of which $50.0 million was from related parties (See Note 22). The Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Consolidated Balance Sheets. At December 31, 2024, the carrying value of the Convertible Notes was $71.6 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

On August 21, 2024, Falcon amended its working capital trade finance facility, increasing the facility size from $55.0 million to $75.0 million. The interest rates and maturity date were unchanged as a result of the amendment.

At December 31, 2024, there was $50.6 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of December 31, 2024.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through our subsidiary, Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At December 31, 2024, there was $4.5 million of outstanding borrowings under the facility, of which $3.5 million and $1.0 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of December 31, 2024.

Westrock Coffee International, LLC, through its subsidiary Rwanda Trading Company, maintains two mortgage and inventory-backed lending facilities with a local bank in Rwanda: (a) a short-term trade finance facility with a balance of $4.0 million at December 31, 2024 and (b) a long-term note payable with a balance of $0.6 million at December 31, 2024, of which $0.4 million is reported in current maturities of long-term debt on the Consolidated Balance Sheets.

Note 13. Series A Preferred Shares

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

During the year ended December 31, 2024, the Company issued 1,395 Common Shares upon the conversion of 1,395 Westrock Series A Preferred Shares, receiving no proceeds upon the issuance of the Common Shares.

After February 26, 2028 (i.e., the five and a half year anniversary of the Closing), any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares outstanding at December 31, 2024 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date (i.e., the five and a half year anniversary of the date of Closing) using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the years ended December 31, 2024 and 2023, the Company recorded $0.3 million of amortization and $0.2 million of accretion, respectively, with respect to the Westrock Series A Preferred Shares.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the years ended December 31, 2024, 2023 or 2022.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 11.0 million pounds and 11.5 million pounds as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amount of 90.0 million pounds and 63.4 million pounds, respectively.

Approximately $15.8 million of net realized gains, $6.4 million of net realized losses and $13.1 million of net realized gains, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the estimated amount of net gains reported in AOCI that is expected to be reclassified to the Consolidated Statements of Operations within the next twelve months is $19.8 million.

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

The fair value of our derivative assets and liabilities included in the Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$3,815	$3,355
Options contracts	Derivative assets	228	—
Total		$4,043	$3,355

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$15,703	$10,303
Total		15,703	10,303
Total derivative assets		$19,746	$13,658

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$11,966	$3,731
Total derivative liabilities		$11,966	$3,731

1 - The fair value of coffee futures excludes amounts related to margin accounts.

The following table presents the pre-tax net gains and losses for our derivative instruments for the years ended December 31, 2024, 2023 and 2022:

		Year Ended December 31,
(Thousands)	Statement of Operations Location	2024	2023	2022
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$15,780	$(6,377)	$13,094

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$(2,077)	$(4,064)	$8,828

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
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at December 31, 2024:

	December 31, 2024
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$47,644	$—	$47,644
Coffee futures contracts	3,815	—	—	3,815
Options contracts	228	—	—	228
Forward purchase and sales contracts	—	15,703	—	15,703
Total	$4,043	$63,347	$—	$67,390

Liabilities:
Forward purchase and sales contracts	—	11,966	—	11,966
Total	$—	$11,966	$—	$11,966

The following table presents the change in the fair value of Level 3 Westrock Private Warrants liabilities during the year ended December 31, 2024:

Westrock
(Thousands)	Private Warrants
Fair value as of December 31, 2023	$5,430
Change in fair value	(1,511)
Warrant exchange	(3,919)
Fair value as of December 31, 2024	$—

The following table summarizes the fair value of financial instruments at December 31, 2023:

	December 31, 2023
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$33,447	$—	$33,447
Coffee futures contracts	3,355	—	—	3,355
Forward purchase and sales contracts	—	10,303	—	10,303
Total	$3,355	$43,750	$—	$47,105

Liabilities:
Forward purchase and sales contracts	—	3,731	—	3,731
Westrock Public Warrants	39,371	—	—	39,371
Westrock Private Warrants	—	—	5,430	5,430
Total	$39,371	$3,731	$5,430	$48,532

The following table presents the change in the fair value of Level 3 Westrock Private Warrants liabilities during the year ended December 31, 2023:

Westrock
(Thousands)	Private Warrants
Fair value as of December 31, 2022	$28,342
Transfer out of level 3	(18,916)
Change in fair value	(3,996)
Fair value as of December 31, 2023	$5,430

Financial instruments consist primarily of cash, accounts receivable, accounts payable, a supply chain finance program, convertible notes payable, short-term debt and long-term debt. The carrying amount of cash, accounts receivable, accounts payable, short-term debt and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility are carried on the Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of December 31, 2024, as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

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

The Convertible Notes are carried on the Consolidated Balance Sheets at amortized cost. The estimated fair value of the Convertible Notes was $59.6 million as of December 31, 2024, and was determined using a binomial lattice, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs at December 31, 2024 include the expected volatility and assumed debt yield of 45.0% and 15.3%, respectively.

Westrock Public Warrants are valued based on their quoted market price of $2.30 per warrant as of December 31, 2023. As of December 31, 2023, the Westrock Private Warrants price of $2.68 per warrant was valued using a binomial lattice valuation model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs were as follows:

December 31, 2023
Stock price	$10.21
Exercise price	11.50
Expected term (years)	5.00
Expected volatility	33.80%
Risk-free rate of return	3.91%
Dividend yield	0.00%

The most significant of these primary unobservable inputs utilized in determining the fair value of the Westrock Private Warrants is the expected volatility of the stock price, which is determined by use of an option pricing model.

Non-financial assets and liabilities, including property, plant and equipment, goodwill, and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the years ended December 31, 2024 and 2023 requiring these non-financial assets and liabilities to be subsequently recognized at fair value, with the exception of the $5.7 million of impairment charges for the year ended December 31, 2024 related to the restructuring activities discussed in Note 3. The equipment is no longer in use and was determined to have no salvage value.

At December 31, 2024, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Consolidated Balance Sheets. As of December 31, 2024, there have been no adjustments, upward or downward, to the carrying value.

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

The Company recognizes expense related to the options using graded vesting attribution and recognized approximately $0.1 million, $0.4 million and $0.6 million of expense for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in selling, general and administrative expense on our Consolidated Statements of Operations. The total compensation cost of unvested options, not yet recognized, is approximately $0.1 million, which is to be recognized over the next two years.

			Weighted-Average
		Weighted-Average	Remaining
	Options	Exercise Price	Contractual Term
Options outstanding at December 31, 2023	2,805,676	$9.54	6.8 years
Options granted	—	—
Options forfeited	(254,559)	9.54
Options exercised	(1,311)	9.54
Outstanding at December 31, 2024	2,549,806	9.54	5.7 years

Exercisable at December 31, 2024	1,120,404	9.54	5.7 years

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the weighted-average exercise price. For stock options where the weighted-average exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The intrinsic value of options outstanding as of December 31, 2024 was zero, calculated using $6.42 per share, which was the closing price of our common stock on December 31, 2024, the last trading day of 2024.

Restricted Stock

On February 28, 2020, the Company granted restricted Common Units to three key executives. In August 2022, in connection with the Transaction, each restricted Common Unit was converted into 0.1049203474320 restricted Common Shares (“RCSs”). Such RCSs carry the same rights and limitations as the Common Shares under the organizational documents of the Company, except that the RCSs are subject to vesting and forfeiture. The RCSs vest in three installments on each anniversary of the grant date, vesting in full on February 28, 2023. During the year ended December 31, 2023, the Company issued 310,670 Common Shares upon vesting of RCSs, for which no proceeds were recorded.

RCS expense is based on the fair value of the common units on the date of grant and is amortized over the vesting period, which is generally three years. The value of the RCSs was calculated using a combination of historic equity and implied asset volatility of 40%, a risk-free rate of 1.14%, and a marketability discount of 30%.

The Company recognized approximately $0.1 million in expense for the RCSs in the year ended December 31, 2023, which is included in selling, general and administrative expense on our Consolidated Statements of Operations.

Restricted Stock Unit Awards

During the years ended December 31, 2024 and 2023, the Company granted 1.4 million and 1.4 million restricted stock units (“RSUs”), respectively, under the 2022 Equity Plan. The RSUs had a grant date fair value of $13.7 million and $15.8 million, respectively, which was calculated using the closing price of the Common Shares on the applicable date of grant. The RSUs are amortized on a straight-line basis to expense over the vesting period. For RSUs issued during 2024, the vesting period is four years, and for RSUs issued prior to 2024, the vesting period is three years. During the years ended December 31, 2024 and 2023, the Company recognized approximately $11.6 million and $8.3 million, respectively, in expense for the RSUs. As of December 31, 2024, there were 2.7 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the year ended December 31, 2024.

		Weighted-Average
		Fair Value at
	Units	Grant Date
Outstanding at December 31, 2023	1,989,782	$11.51
Granted	1,434,143	9.55
Forfeited	(178,331)	10.52
Vested	(801,366)	11.47
Outstanding at December 31, 2024	2,444,228	$10.44

During the year ended December 31, 2024, the Company issued 568,048 Common Shares upon the vesting of RSUs, for which no proceeds were recorded. The aggregate intrinsic value of RSUs vested for the year ended December 31, 2024 was $7.3 million, calculated using the closing price of our common stock on the vesting date.

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

Changes in accumulated other comprehensive income (loss), net of tax by component is as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(Thousands)	2024	2023	2022
Unrealized gain (loss) on derivative instruments:
Balance at beginning of period	$3,362	$(6,355)	$11,759
Other comprehensive income (loss) before reclassifications	32,238	6,570	(10,978)
Amounts reclassified from accumulated comprehensive income	(15,780)	6,377	(13,094)
Tax effect	(957)	(3,230)	5,958
Net accumulated other comprehensive income	18,863	3,362	(6,355)
Less: Other comprehensive income attributable to non-controlling interests	—	—	—
Balance at end of period	18,863	3,362	(6,355)
Foreign currency translation adjustment
Balance at beginning of period	456	252	259
Other comprehensive income (loss) before reclassifications	265	204	(7)
Amounts reclassified from accumulated comprehensive income	—	—	—
Tax effect	—	—	—
Net accumulated other comprehensive income	721	456	252
Less: Other comprehensive income attributable to non-controlling interests	—	—	—
Balance at end of period	721	456	252
Accumulated other comprehensive income (loss) at end of period	$19,584	$3,818	$(6,103)

Note 18. Income Taxes

U.S. and international components of income (loss) before income taxes is as follows:

	Year Ended December 31,
(Thousands)	2024	2023	2022
U.S.	$(77,808)	$(34,695)	$(51,607)
International	1,430	(6,130)	(3,743)
Loss before income taxes and equity in earnings from unconsolidated entities	$(76,378)	$(40,825)	$(55,350)

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(Thousands)	2024	2023	2022
Current expense (benefit)
Federal	$—	$—	$—
State	447	266	529
Foreign	(6)	(112)	1,619
Total current	441	154	2,148
Deferred expense (benefit)
Federal	1,244	(7,365)	173
State	(27)	236	81
Foreign	2,070	617	(2,291)
Total deferred	3,287	(6,512)	(2,037)

Income tax expense (benefit)	$3,728	$(6,358)	$111

A reconciliation of income tax expense (benefit) to the federal statutory rate is as follows:

	Year Ended December 31,
(Thousands)	2024	2023	2022
Income tax expense (benefit) at U.S. statutory income tax rate	$(16,039)	$(8,573)	$(11,624)
State income tax expense (benefit), net of federal benefit	(2,197)	(862)	(1,507)
Foreign rate differential	101	(260)	(15)
Change in fair value of warrants	(1,473)	(2,144)	6,232
Global intangible low-taxed income ("GILTI") inclusion	1,021	—	—
Stock compensation (windfall)/shortfall	390	(838)	(195)
Corporate interest restriction	617	677	291
Excess compensation (§162(m))	36	717	182
Other permanent differences	272	161	146
Change in valuation allowance	20,788	4,414	7,319
Provision to return adjustments	—	—	(320)
Effect of change in foreign tax rates	—	—	(552)
Other	212	350	154
Income tax expense (benefit)	$3,728	$(6,358)	$111

Effective tax rate	(4.9)%	15.6%	(0.2)%

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax basis of existing assets and liabilities as follows:

(Thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Liabilities and reserves	$2,058	$2,158
Interest limitation	20,633	18,217
Net operating losses	65,630	21,804
Transaction expenses	165	186
Inventories	—	1,146
Stock compensation	1,753	1,205
Operating lease liabilities	15,709	16,223
Other	1,438	2,131
Total	107,386	63,070
Valuation allowance	(30,542)	(12,878)
Total deferred tax assets, net	$76,844	$50,192
Deferred tax liabilities
Property, plant and equipment	$(42,659)	$(15,649)
Intangible assets	(25,061)	(26,392)
Derivatives	(7,071)	(2,214)
Right-of-use assets	(15,267)	(16,041)
Inventories	(1,278)	—
Other	(462)	(743)
Total	(91,798)	(61,039)
Net deferred tax liability	$(14,954)	$(10,847)

We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance related to domestic deferred tax assets of $26.7 million was recorded as of December 31, 2024, of which $21.0 million and $5.7 million were against the Company’s federal and state net operating loss carryforwards, respectively. A valuation allowance related to domestic deferred tax assets of $9.9 million was recorded as of December 31, 2023, of which $7.6 million was against a portion of the Company’s Section 163(j) interest limitation carryforward, and the remainder was against certain state net operating losses. A valuation allowance related to foreign deferred tax assets of $3.8 million and $3.0 million was recorded against certain foreign net operating losses as of December 31, 2024 and 2023, respectively. The amount of deferred tax assets considered realizable could be adjusted in the near term, resulting in an increase to the valuation allowance, if estimates of future taxable income during the carryforward period are reduced.

Activity in the valuation allowance is as follows:

(Thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	$12,878	$8,464	$1,145
Additions	17,664	4,414	7,319
Ending Balance	$30,542	$12,878	$8,464

During the year ended December 31, 2024, the valuation allowance increased $17.7 million, which was comprised of additional income tax expense of $20.8 million that is reflected as a component of the effective tax rate against continuing operations, partially offset by an income tax benefit of $3.1 million, which is reflected as a component of other comprehensive income.

As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $283.1 million which do not expire. As of December 31, 2024, the Company had post-apportionment state net operating loss carryforwards of approximately $153.3 million which begin to expire in 2030. As of December 31, 2024, the Company had foreign net operating loss carryforwards of approximately $15.9 million which begin to expire in 2025.

As of December 31, 2024 and 2023, the Company’s reserve for uncertain tax positions was $5.0 million and $4.0 million, respectively. It is reasonably possible the Company’s reserve for uncertain tax positions could increase or decrease in the next 12 months. However, it is not practical to estimate the change, which may be influenced by several factors. Of the total reserve for uncertain tax positions as of December 31, 2024 and 2023, only $0.1 million and $0.1 million, respectively, would impact the effective tax rate if released. As indicated in Note 3, the Company re-revaluates uncertain tax positions on a quarterly basis. The Company recognizes potential interest and penalties relating to unrecognized tax positions as a component of income tax expense (benefit). A reconciliation of the beginning and ending balances of the reserve for uncertain tax positions is as follows:

(Thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	$3,990	$96	$96
Additions for tax positions in prior period	—	2,473	—
Additions for tax positions in current period	1,009	1,421	—
Ending Balance	$4,999	$3,990	$96

As of December 31, 2024, undistributed earnings of certain foreign subsidiaries of approximately $9.9 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax, foreign exchange gains/losses or state income taxes associated with a distribution of these earnings has been made. The amount of the unrecognized deferred tax liability on these unremitted earnings is not material.

We are subject to taxation in the United States and various states and foreign jurisdictions, including the United Kingdom. As of December 31, 2024, we have no tax years under examination by the IRS, and there are currently no state or foreign income tax examinations in process. The Company is subject to United States federal income tax examinations for years after 2020 and to state and foreign income tax examinations for years after 2020.

Note 19. Earnings Per Share

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

	Year Ended December 31,
(Thousands)	2024	2023	2022
Warrants	14,298	19,149	19,373
Restricted stock units	2,536	1,917	1,602
Options	1,299	1,445	3,217
If-converted securities	30,514	23,551	23,588

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated.

	Year Ended December 31,
(Thousands, except per share data)	2024	2023	2022
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(79,949)	$(34,743)	$(77,633)
Denominator:
Weighted-average common shares outstanding - basic	89,795	80,684	48,444
Basic earnings (loss) per common share	$(0.89)	$(0.43)	$(1.60)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(79,949)	$(34,743)	$(77,633)
Effect of participating securities	—	—	—
Net income (loss) attributable to common shareholders - diluted	$(79,949)	$(34,743)	$(77,633)
Denominator:
Weighted-average common shares outstanding - basic	89,795	80,684	48,444
Effect of dilutive participating securities	—	—	—
Effect of dilutive non-participating securities	—	—	—
Weighted-average common shares outstanding - diluted	89,795	80,684	48,444

Dilutive (loss) earnings per common share	$(0.89)	$(0.43)	$(1.60)

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

The Company’s Chief Executive Officer, it’s chief operating decision maker (“CODM”), reviews Segment Adjusted EBITDA for the purpose of making operating decisions, assessing financial performance, and deciding how to allocate resources. Segment Adjusted EBITDA is used by the CODM to review operating trends and to monitor budget-to-actual variances in order to make key operating decisions.

Selected financial data, including a reconciliation of total reportable segments’ Segment Adjusted EBITDA to loss before income taxes and equity in earnings from unconsolidated entities, is presented below for the periods indicated:

	Year Ended December 31, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$659,383	$191,343	$850,726

Segment Adjusted EBITDA	53,639	6,366	60,005
Less:
Interest expense			33,856
Depreciation and amortization			34,745
Transaction, restructuring and integration expense			13,797
Change in fair value of warrant liabilities			(7,015)
Equity-based compensation			11,608
Impairment charges			5,686
Conway extract and ready-to-drink facility pre-production costs			35,544
Conway extract and ready-to-drink facility scale up operating costs			12,825
Mark-to-market adjustments			(4,622)
(Gain) loss on disposal of property, plant and equipment			(1,722)
Other			1,681
Loss before income taxes and equity in earnings from unconsolidated entities			$(76,378)

Capital expenditures	$159,391	$234	$159,625
Total assets	1,004,126	97,654	1,101,780

(1)	Excludes $11.1 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Year Ended December 31, 2023
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$722,865	$141,849	$864,714

Segment Adjusted EBITDA	41,624	3,457	45,081
Less:
Interest expense			29,157
Depreciation and amortization			26,584
Transaction, restructuring and integration expense			14,557
Change in fair value of warrant liabilities			(10,207)
Management and consulting fees (S&D acquisition)			556
Equity-based compensation			8,708
Conway extract and ready-to-drink facility pre-production costs			11,698
Mark-to-market adjustments			(104)
(Gain) loss on disposal of property, plant and equipment			1,153
Other			3,804
Loss before income taxes and equity in earnings from unconsolidated entities			$(40,825)

Capital expenditures	$164,474	$137	$164,611
Total assets	891,170	80,344	971,514

(1)	Excludes $5.1 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Year Ended December 31, 2022
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$685,303	$182,569	$867,872

Segment Adjusted EBITDA	53,951	6,102	60,053
Less:
Interest expense			35,497
Depreciation and amortization			24,210
Transaction, restructuring and integration expense			13,169
Change in fair value of warrant liabilities			29,675
Management and consulting fees (S&D acquisition)			3,868
Equity-based compensation			2,631
Mark-to-market adjustments			3,502
(Gain) loss on disposal of property, plant and equipment			935
Other			1,916
Loss before income taxes and equity in earnings from unconsolidated entities			$(55,350)

Capital expenditures	$63,158	$103	$63,261
Total assets	658,814	87,399	746,213

(1)	Excludes $25.0 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Approximately 100% of our long-lived assets were located in the United States as of December 31, 2024.

Significant segment expense for our reportable segments is presented below for the periods indicated:

	Year ended December 31, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$659,383	$191,343
Less:
Cost of sales	502,194	174,274
Employee related(1)	45,227	7,363
Information technology	5,692	n/a
Advertising & marketing	3,949	n/a
Professional fees	10,698	n/a
Corporate insurance	7,197	n/a
Freight	14,492	n/a
Other segment expense(2)	16,295	3,340
Segment Adjusted EBITDA	$53,639	$6,366

	Year ended December 31, 2023
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$722,865	$141,849
Less:
Cost of sales	582,528	127,994
Employee related(1)	36,296	6,285
Information technology	4,351	n/a
Advertising & marketing	5,562	n/a
Professional fees	8,413	n/a
Corporate insurance	5,020	n/a
Freight	17,846	n/a
Other segment expense(2)	21,225	4,113
Segment Adjusted EBITDA	$41,624	$3,457

	Year ended December 31, 2022
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$685,303	$182,569
Less:
Cost of sales	533,331	166,994
Employee related(1)	36,927	6,215
Information technology	3,065	n/a
Advertising & marketing	4,957	n/a
Professional fees	8,015	n/a
Corporate insurance	4,244	n/a
Freight	21,432	n/a
Other segment expense(2)	19,381	3,258
Segment Adjusted EBITDA	$53,951	$6,102

1 - Employee related costs are costs reported within selling, general and administrative expense in our Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.

2 – Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

Note 21. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $427.6 million as of December 31, 2024 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

In addition, at December 31, 2024 we had an obligation to repurchase $0.6 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet.

Note 22. Related Party Transactions

Prior to the Conversion, the Company had subordinated debt issued to Wooster Capital, LLC, which is owned and controlled by our co-founder and Chairman, Joe T. Ford, and the estate of Jo Ellen Ford, who have or had ownership in the Company. Brown Brothers Harriman & Co. is a holder of Common Shares and Westrock Series A Preferred Shares and, prior to the Conversion, was a holder of Westrock Series A and Series B Preferred Units. Furthermore, during 2022, Brown Brothers Harriman & Co. participated in Falcon’s working capital trade finance facility. As such, these persons and entities are deemed related parties.

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

The Consolidated Financial Statements reflect the following transactions with related parties:

(Thousands)	December 31, 2024	December 31, 2023
Accrued expenses and other current liabilities
Westrock Group	$383	$159
Wooster Capital	96	—
HF Direct Investment Pool, LLC	479	—
Total	$958	$159

(Thousands)	December 31, 2024	December 31, 2023
Convertible notes payable - related party, net:
Westrock Group	$20,000	$—
Wooster Capital	5,000	—
HF Direct Investment Pool, LLC	25,000	—
Total	50,000	—
Unamortized debt costs	(294)	—
Total	$49,706	$—

	Year Ended December 31,
(Thousands)	2024	2023	2022
Interest expense:
Westrock Group	$889	$—	$—
Wooster Capital	222	—	503
HF Direct Investment Pool, LLC	1,111	—	—
Brown Brothers Harriman	—	—	541
Jo Ellen Ford	—	—	139
Total	$2,222	$—	$1,183

In connection with the acquisition of S&D Coffee, Inc. in February 2020, the Company entered into a Management Services Agreement with Westrock Group, whose controlling manager and controlling member, Greenbrier Holdings, LLC, is owned and controlled by our co-founder and Chief Executive Officer Scott Ford. Under the terms of the agreement, which expired in February 2023, Westrock Group was paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Consolidated Statements of Operations. The Company recognized no such expenses during the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the Company recognized $0.6 million and $3.3 million, respectively, of such expenses. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expense. For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses of $0.9 million, $1.5 million and $0.9 million, respectively, for such items, which are recorded in selling, general and administrative expense on our Consolidated Statements of Operations. At December 31, 2024, we had $0.1 million payable to Westrock Group.

Note 23. Subsequent Events

On January 15, 2025, the Company, entered into an Incremental Assumption Agreement and Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement.

The Fourth Amendment expanded the syndicate to include member banks from the Farm Credit System and increased the amount of revolving facility commitments (the “Existing Revolving Facility Commitments”, and any loans thereunder, the “Existing Revolving Loans”) available to the Borrower under the Credit Agreement by $25.0 million (the “Incremental Revolving Facility Commitments” and any loans thereunder, the “Incremental Revolving Loans”). The amount of revolving facility commitments available to the Borrower under the Credit Agreement, as amended, is $200.0 million. The Incremental Revolving Facility Commitments and the Incremental Revolving Loans are subject to the same interest rates, commitment fees, maturity dates and other terms as the Existing Revolving Facility Commitments and the Existing Revolving Loans.

The proceeds from any Incremental Revolving Loans will be used by the Company to fund the previously announced installation of a second ready-to-drink can line at the Company’s extract and ready-to-drink manufacturing facility in Conway, Arkansas, and for general corporate purposes.

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 6.00x for the test period ending June 30, 2025, (b) 5.50x for the test period ending September 30, 2025, and (c) 5.25x for the test period ending December 31, 2025. In addition, the minimum liquidity covenant will not apply after the Covenant Relief Period ends. As of the date of this Annual Report on Form 10-K, the Company was in compliance with its financial covenants.

On March 7, 2025, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was increased from $75.0 million to $85.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal

Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”). Based on that assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed, Westrock did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness in risk assessment contributed to the following material weakness:

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

To remediate the material weaknesses, management has taken certain measures including the following:

●	Hired additional accounting and information technology (“IT”) personnel, including a new chief accounting officer hired in May 2021, a new technical accounting resource hired in April 2022, a new IT compliance resource hired in March 2023, a new internal controls resource hired in April 2023 with the appropriate level of knowledge, training, and experience to establish an internal audit function responsible for testing internal controls to improve our internal control over financial reporting and IT capabilities, and a Chief Information Officer in November 2023 with public company IT compliance and cybersecurity experience.

●	Developed and formalized a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting based on criteria established in the COSO Framework. Entity level controls necessary to support management’s risk assessment and a process to evaluate the control environment in accordance with the COSO Framework were improved or implemented throughout 2023 and the six months ending June 30, 2024.

●	Engaged a third party to assist in designing and implementing controls related to the period-end financial reporting process.

●	Designed and implemented formal accounting procedures and controls during the quarters ended September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 that support Westrock’s period-end financial accounting, reporting and disclosures, including controls over close procedures workflow, preparation, review and oversight of account reconciliations and journal entries, presentation and classification, evaluation of internal information for disclosure, recognition of operating lease right-of-use assets and operating lease liabilities, and controls to reconcile financial statement and disclosure information to source documentation.

During the year ended December 31, 2024, management completed the testing necessary to conclude that the newly implemented and enhanced controls were appropriately designed, implemented and operating effectively as of December 31, 2024, and concluded that the material weaknesses related to the period-end financial reporting process and risk assessment have been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	None.
(b)	During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive proxy statement for our 2025 annual meeting of stockholders (our “Proxy Statement”), which we expect to be filed with the SEC no later than 120 days after December 31, 2024, pursuant to Regulation 14A under the Exchange Act.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information

Number of
Securities Remaining
Available for
	Number of				Future Issuance under
	Securities to be Issued		Weighted-Average		Equity Compensation
	Upon Exercise of		Exercise Price of		Plans (excluding
	Outstanding Options,		Outstanding Options,		securities reflected
Plan Category	Warrants and Rights		Warrants and Rights		in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,994,034	(1)	$ 9.54	(2)	2,673,496	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,994,034		$ 9.54		2,673,496

(1) This amount represents the number of shares of common stock underlying (i) stock options granted under the 2020 Option Plan (2,549,806) and (ii) RSUs granted under the 2022 Equity Plan (2,444,228).

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

Schedule I – Condensed Financial Information of the Registrant (Parent Company) as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024 appearing on pages S-1, S-2, S-3 and S-4 of this report.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Transaction Agreement, dated as of April 4, 2022, by and among Riverview Acquisition Corp., Westrock Coffee Holdings, LLC, Origin Merger Sub I, Inc. and Origin Merger Sub II, LLC	S-4	333-264464	2.1	August 3, 2022

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022

4.1	Specimen Common Stock Certificate of Westrock Coffee Company	S-4	333-264464	4.5	August 3, 2022

4.2	Specimen Warrant Certificate of Westrock Coffee Company	S-4	333-264464	4.6	August 3, 2022

4.3	Amended and Restated Investor Rights Agreement, dated as of June 29, 2023, by and among Westrock Coffee Company, Westrock Group, LLC, BBH Capital Partners V, L.P., BBH Capital Partners V-A, L.P., BBH CPV WCC Co-Investment LLC, Riverview Sponsor Partners, LLC and HF Direct Investments Pool, LLC	8-K	001-41485	4.2	June 30, 2023

4.4	First Amendment, dated November 5, 2024, to the Amended and Restated Investor Rights Agreement, dated as of June 29, 2023, by and among Westrock Coffee Company, Westrock Group, LLC, BBH Capital Partners V, L.P., BBH Capital Partners V-A, L. P., BBH CPV WCC Co-Investment LLC, 2023-2 R Brad Martin Grantor Retained Annuity Trust, R. Brad Martin and HF Direct Investments Pool, LLC	8-K	001-41485	4.1	November 7, 2024

4.5	Form of Convertible Note of Westrock Coffee Company, dated February 15, 2024	8-K	001-41485	4.1	February 15, 2024

4.6	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934					*

10.1	Registration Rights Agreement, dated as of April 4, 2022, by and among Westrock Coffee Holdings, LLC and the other parties thereto	S-4	333-264464	10.1	August 3, 2022

10.2	Sponsor Support Agreement, dated as of April 4, 2022, by and among Westrock Coffee Holdings, LLC, Riverview Acquisition Corp., and Riverview Sponsor Partners, LLC	S-4	333-264464	10.4	August 3, 2022

10.3#	Form of Indemnification Agreement	S-4	333-264464	10.6	August 3, 2022

10.4	Credit Agreement, dated as of August 29, 2022, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto.	10-Q	001-41485	10.3	August 29, 2022

10.5	Incremental Assumption Agreement and Amendment No. 1, dated as of February 14, 2023, among Westrock Beverage Solutions, LLC, as borrower, Westrock Coffee Company, as holdings, the other guarantors party thereto, the Amendment No. 1 delayed draw term loan lenders, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-41485	10.1	February 14, 2023

10.6	Amendment No. 2, dated as of June 30, 2023, among Westrock Beverage Solutions, LLC, as the borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-41485	10.2	June 30, 2023

10.7	Amendment No. 3, dated as of February 15, 2024, among Westrock Beverage Solutions, LLC, as the borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent	8-K	001-41485	10.1	February 15, 2024

10.8	Incremental Assumption Agreement and Amendment No. 4, dated as of January 15, 2025, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, as holdings, the other guarantors party thereto, the incremental revolving facility lender, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent	8-K	001-41485	10.1	January 15, 2025

10.9#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Scott T. Ford	10-Q	001-41485	10.4	August 29, 2022

10.10#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and T. Christopher Pledger	10-Q	001-41485	10.5	August 29, 2022

10.11#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and William A. Ford	10-Q	001-41485	10.6	August 29, 2022

10.12#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Robert P. McKinney	10-K	001-41485	10.9	March 21, 2023

10.13#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and John Blake Schuhmacher	10-K	001-41485	10.10	March 21, 2023

10.14#	Westrock Coffee Company 2022 Equity Incentive Plan	10-Q	001-41485	10.7	August 29, 2022

10.15#	Form of Restricted Stock Unit Award Agreement	10-Q	001-41485	10.8	November 14, 2022

10.16#	Form of Restricted Stock Unit Award Agreement	10-Q	001-41485	10.3	May 9, 2024

10.17#	Westrock Coffee Company Annual Cash Incentive Plan	10-Q	001-41485	10.8	August 29, 2022

10.18#	Amended and Restated Westrock Coffee Company 2020 Stock Option Incentive Plan	10-Q	001-41485	10.9	August 29, 2022

10.19#	Westrock Coffee Holdings, LLC Form of Option Award Agreement	S-4	333-264464	10.19	August 3, 2022

10.20#	Westrock Coffee Holdings, LLC Form of Restricted Unit Award Agreement	S-4	333-264464	10.20	August 3, 2022

10.21#	Westrock Coffee Company Deferred Compensation Plan for Non-Employee Directors					*

10.22	Dealer Manager Agreement, dated as of August 28, 2024, by and among Westrock Coffee Company, Stifel, Nicolaus & Company, Incorporated, as dealer manager	S-4	333-281807	10.20	August 28, 2024

10.23	Tender and Support Agreement, dated as of August 28, 2024, by and among Westrock Coffee Company and the warrant holders party thereto	S-4	333-281807	10.21	August 28, 2024

19	Westrock Coffee Company Insider Trading and Information Policy					*

21	List of Subsidiaries of Westrock Coffee Company					*

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

**

97	Westrock Coffee Company Compensation Recovery Policy (“Clawback Policy”)	10-K	001-41485	97	March 15, 2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					*

101.DEF	XBRL Definition Linkbase Document.					*

101.LAB	XBRL Taxonomy Label Linkbase Document.					*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					*

104	Cover Page Interactive Data File – The Cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Filed herewith.

**   Furnished herewith.

#    Designates management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westrock Coffee Company
Date: March 12, 2025	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: March 12, 2025	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott T. Ford	Chief Executive Officer and Director	March 12, 2025
Scott T. Ford	(Principal Executive Officer)

/s/ T. Christopher Pledger	Chief Financial Officer and Chief Administrative Officer	March 12, 2025
T. Christopher Pledger	(Principal Financial Officer)

/s/ Blake Schuhmacher	Chief Accounting Officer	March 12, 2025
Blake Schuhmacher	(Principal Accounting Officer)

/s/ Joe T. Ford	Chairman of the Board, Director	March 12, 2025
Joe T. Ford

/s/ R. Patrick Kruczek	Director	March 12, 2025
R. Patrick Kruczek

/s/ Hugh McColl, III	Director	March 12, 2025
Hugh McColl, III

/s/ R. Brad Martin	Director	March 12, 2025
R. Brad Martin

/s/ Mark Edmunds	Director	March 12, 2025
Mark Edmunds

/s/ Josie C. Natori	Director	March 12, 2025
Josie C. Natori

/s/ Leslie Starr	Director	March 12, 2025
Leslie Starr

/s/Oluwatoyin Umesiri	Director	March 12, 2025
Oluwatoyin Umesiri

/s/Jeffrey H. Fox	Director	March 12, 2025
Jeffrey H. Fox

/s/ Kenneth M. Parent	Director	March 12, 2025
Kenneth M. Parent

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED BALANCE SHEET

(Thousands, except par value)	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$189	$49
Related party receivables	45	60
Total current assets	234	109

Deferred income taxes	5,024	4,332
Investment in consolidated subsidiaries	439,135	432,991
Total Assets	$444,393	$437,432

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Accrued expenses and other current liabilities	$1,475	$30
Related party payables	9	4,645
Total current liabilities	1,484	4,675

Long-term debt, net	21,871	—
Convertible notes payable - related party, net	49,706	—
Warrant liabilities	—	44,801
Total liabilities	73,061	49,476

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,511 shares and 23,512 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively, $11.50 liquidation value	273,850	274,216

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 94,221 shares and 88,051 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	942	880
Additional paid-in-capital	519,878	471,666
Accumulated deficit	(442,922)	(362,624)
Accumulated other comprehensive income (loss)	19,584	3,818
Total shareholders' equity	97,482	113,740

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$444,393	$437,432

See accompanying notes to the condensed financial statements.

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Thousands, except per share data)	2024	2023	2022
Costs of sales	$2,341	$—	$—
Selling, general and administrative expense	9,268	8,764
Transaction, restructuring and integration expense	3,135	344	—
Total operating expenses	14,744	9,108	—
Loss from operations	(14,744)	(9,108)	—
Other (income) expense
Interest expense	3,288	—	—
Change in fair value of warrant liabilities	(7,015)	(10,207)	29,675
Other, net	—	(24)	—
Loss (earnings) from consolidated subsidiaries	69,973	39,006	23,364
Loss before income taxes	(80,990)	(37,883)	(53,039)
Income tax expense (benefit)	(692)	(3,301)	2,146
Net loss attributable to shareholders	(80,298)	(34,582)	(55,185)
Comprehensive loss attributable to common shareholders	$(64,183)	$(24,822)	$(95,754)

See accompanying notes to the condensed financial statements.

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Thousands)	2024	2023	2022
Cash flows from operating activities:
Net cash used in operating activities	$(63,720)	$(22,981)	$(14,950)
Cash flows from financing activities:
Proceeds from convertible notes payable	22,000	—	—
Proceeds from convertible notes payable - related party	50,000	—	—
Proceeds from related party debt	—	—	11,700
Payment of convertible notes payable issuance costs	(511)	—	—
Proceeds from de-SPAC merger and PIPE financing	—	—	255,737
Payment of common equity issuance costs	(10)	(1,000)	(23,998)
Proceeds from common equity issuance	635	118,767	—
Payment of preferred equity issuance costs	—	—	(1,250)
Common equivalent preferred dividends	—	—	(4,380)
Payment of taxes for net share settlement of equity awards	(2,122)	(2,977)	(477)
Proceeds from exercise of stock options	12	848	375
Proceeds from exercise of Public Warrants	—	2,632	—
Intercompany transactions, net	(6,144)	(95,317)	(223,700)
Net cash provided by financing activities	63,860	22,953	14,007
Net increase (decrease) in cash and cash equivalents and restricted cash	140	(28)	(943)
Cash and cash equivalents and restricted cash at beginning of period	49	77	1,020
Cash and cash equivalents and restricted cash at end of period	$189	$49	$77

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