Form 10-Q
period 2025-03-31
Westrock Coffee Co
filed 2025-05-08
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the Registrant had 94,641,176 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements including, but not limited to, the following statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future, our expectations regarding the build-out of operations (including the installation of a second ready-to-drink can line) and commercialization of customers within the anticipated time frame of our Conway, Arkansas facility and our ability to sell or commit capacity; our expectations regarding capital expenditures; and our future liquidity needs and access to capital. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

●	the fact that we have incurred net losses in the past, may incur net losses in the future, and may not achieve profitability;
●	risks associated with operating a coffee trading business and a coffee exporting business;

●	the volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;

●	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;

●	deterioration in general macroeconomic conditions and/or decreases in consumer spending on discretionary items;

●	disruption in operations at any of our, our suppliers’ or our co-manufacturers’ production, distribution or manufacturing facilities or other loss of manufacturing capacity;
●	our inability to anticipate customer preferences and successfully develop new products;

●	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;

●	failure to retain key personnel or recruit qualified personnel;

●	our inability to hedge commodity risks;

●	consolidation among our distributors and customers or the loss of any key customer;

●	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;

●	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;

●	our inability to effectively manage the growth and increased complexity of our business;

●	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;

●	our inability to secure the additional capital needed to operate and grow our business;

●	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;

●	a material failure, inadequacy or interruption of our information technology systems;

●	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;

●	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;

●	our inability to comply with the financial covenants in our credit agreement;

●	our inability to successfully build out operations, commercialize customers, and generate positive operating cash flows within the anticipated time frame following the recent opening of our new facility in Conway, Arkansas or incurring additional expenses in the process;

●	our corporate structure and organization, which may prevent or delay attempts to acquire a controlling interest in the Company;

●	the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;
●	the impact of current global economic conditions, including those caused by recent tariffs and trading restrictions, economic slowdowns or recessions, changes in political, economic or industry conditions, global conflicts (including the ongoing conflicts in Europe, the Middle East and Latin America), inflation, the interest rate environment, U.S. government shutdowns, downgrades to the U.S. government’s sovereign credit rating or other conditions affecting the global financial and capital markets, and epidemic, pandemic or other health issues; and

●	other risks, uncertainties and factors set forth in the “Business” and “Risk Factors” sections in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2025 (“Annual Report”) and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

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

Westrock Coffee Company

FORM 10-Q

March 31, 2025

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$33,052	$26,151
Restricted cash	8,984	9,413
Accounts receivable, net of allowance for credit losses of $1,808 and $3,995, respectively	83,429	99,566
Inventories	187,383	163,323
Derivative assets	26,573	19,746
Prepaid expenses and other current assets	24,399	15,444
Total current assets	363,820	333,643

Property, plant and equipment, net	476,270	467,011
Goodwill	116,111	116,111
Intangible assets, net	112,853	114,879
Operating lease right-of-use assets	62,802	63,380
Other long-term assets	6,848	6,756
Total Assets	$1,138,704	$1,101,780

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$15,062	$14,057
Short-term debt	58,790	54,659
Accounts payable	67,325	84,255
Supply chain finance program	95,363	78,838
Derivative liabilities	12,395	11,966
Accrued expenses and other current liabilities	60,527	34,095
Total current liabilities	309,462	277,870

Long-term debt, net	356,625	325,880
Convertible notes payable - related party, net	49,723	49,706
Deferred income taxes	16,767	14,954
Operating lease liabilities	59,605	60,692
Other long-term liabilities	1,347	1,346
Total liabilities	793,529	730,448

Commitments and contingencies (Note 19)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,511 shares and 23,511 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively, $11.50 liquidation value	273,764	273,850

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 94,622 shares and 94,221 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	946	942
Additional paid-in-capital	521,742	519,878
Accumulated deficit	(470,140)	(442,922)
Accumulated other comprehensive income	18,863	19,584
Total shareholders' equity	71,411	97,482

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$1,138,704	$1,101,780

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2025	2024
Net sales	$213,796	$192,500
Costs of sales	184,723	155,226
Gross profit	29,073	37,274

Selling, general and administrative expense	40,344	44,440
Transaction, restructuring and integration expense	1,791	2,964
(Gain) loss on disposal of property, plant and equipment	7	2
Total operating expenses	42,142	47,406
Loss from operations	(13,069)	(10,132)

Other (income) expense
Interest expense	12,599	7,579
Change in fair value of warrant liabilities	—	(41)
Other, net	(278)	135
Loss before income taxes and equity in earnings from unconsolidated entities	(25,390)	(17,805)
Income tax expense (benefit)	1,828	5,815
Equity in (earnings) loss from unconsolidated entities	—	53
Net loss	$(27,218)	$(23,673)
Amortization of Series A Convertible Preferred Shares	86	87
Net loss attributable to common shareholders	$(27,132)	$(23,586)

(Loss) earnings per common share:
Basic	$(0.29)	$(0.27)
Diluted	$(0.29)	$(0.27)

Weighted-average number of shares outstanding:
Basic	94,298	88,095
Diluted	94,298	88,095

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Thousands)	2025	2024
Net loss	$(27,218)	$(23,673)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	(768)	186
Foreign currency translation adjustment	47	30
Total other comprehensive income (loss)	(721)	216
Comprehensive (loss) income	(27,939)	(23,457)
Amortization of Series A Convertible Preferred Shares	86	87
Comprehensive loss attributable to common shareholders	$(27,853)	$(23,370)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2023	88,051	$880	$471,666	$(362,624)	$3,818	$113,740
Net income (loss)	—	—	—	(23,673)	—	(23,673)
Amortization of Series A Convertible Preferred Shares	—	—	87	—	—	87
Other comprehensive income (loss)	—	—	—	—	216	216
Equity-based compensation	231	3	2,452	—	—	2,455
Net share settlement of equity awards	—	—	(1,141)	—	—	(1,141)
Balance at March 31, 2024	88,282	$883	$473,064	$(386,297)	$4,034	$91,684

Balance at December 31, 2024	94,221	$942	$519,878	$(442,922)	$19,584	$97,482
Net income (loss)	—	—	—	(27,218)	—	(27,218)
Amortization of Series A Convertible Preferred Shares	—	—	86	—	—	86
Other comprehensive income (loss)	—	—	—	—	(721)	(721)
Equity-based compensation	401	4	3,327	—	—	3,331
Net share settlement of equity awards	—	—	(1,549)	—	—	(1,549)
Balance at March 31, 2025	94,622	$946	$521,742	$(470,140)	$18,863	$71,411

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(27,218)	$(23,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,755	7,548
Equity-based compensation	3,331	2,455
Provision for credit losses	(166)	441
Amortization of deferred financing fees included in interest expense	893	1,050
Write-off of unamortized deferred financing fees	137	—
(Gain) loss on disposal of property, plant and equipment	7	2
Mark-to-market adjustments	(2,073)	(1,640)
Change in fair value of warrant liabilities	—	(41)
Foreign currency transactions	(141)	245
Deferred income tax expense (benefit)	1,828	5,815
Other	449	343
Change in operating assets and liabilities:
Accounts receivable	14,553	8,397
Inventories	(27,329)	8,907
Derivative assets and liabilities	(3,589)	1,302
Prepaid expense and other assets	1,567	494
Accounts payable	899	(18,038)
Accrued liabilities and other	2,976	14,372
Net cash (used in) provided by operating activities	(22,121)	7,979
Cash flows from investing activities:
Additions to property, plant and equipment	(41,291)	(68,914)
Additions to intangible assets	(20)	(43)
Proceeds from sale of equity method investments and non-marketable securities	500	—
Proceeds from sale of property, plant and equipment	26	21
Net cash used in investing activities	(40,785)	(68,936)
Cash flows from financing activities:
Payments on debt	(34,064)	(100,462)
Proceeds from debt	80,073	73,813
Payments on supply chain financing program	(32,844)	(38,980)
Proceeds from supply chain financing program	49,369	39,610
Proceeds from convertible notes payable	—	22,000
Proceeds from convertible notes payable - related party	—	50,000
Payment of debt issuance costs	(2,176)	(2,934)
Net proceeds from (repayments of) repurchase agreements	13,473	(4,933)
Payment for taxes for net share settlement of equity awards	(1,549)	(1,141)
Net cash provided by financing activities	72,282	36,973
Effect of exchange rate changes on cash	(52)	(80)
Net increase (decrease) in cash and cash equivalents and restricted cash	9,324	(24,064)
Cash and cash equivalents and restricted cash at beginning of period	35,564	37,840
Cash and cash equivalents and restricted cash at end of period	$44,888	$13,776

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$13,036	$17,508

The total cash and cash equivalents and restricted cash at March 31, 2025 and 2024 is as follows:

(Thousands)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$33,052	$12,571
Restricted cash	8,984	1,205
Cash and cash equivalents - held for sale (Note 3)	2,852	—
Total	$44,888	$13,776

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

Note 2. Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency. They do not include all the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include the activities of the Company and its wholly owned and/or controlled subsidiaries. All intercompany balances and transactions have been eliminated. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from the audited financial statements, but does not include all disclosures required by GAAP.

The interim financial information is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of results for the interim periods have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited December 31, 2024 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2025. Accordingly, certain significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our audited financial statements.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement (as defined herein) and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that projected cash flow from operations, including current projections of the timing and amount of cash flows to be generated from our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”), and available borrowings under its Credit Agreement, as amended, as described in Note 10, will be sufficient to fund operations and to maintain covenant compliance for at least the next twelve months. However, during the three months ended March 31, 2025, the Company incurred net losses of $27.2 million and net cash outflows from operating activities of $22.1 million. If we are unable to achieve our profitability growth projections and maintain our covenant leverage ratio and minimum liquidity requirements, as a result of, for example, experiencing any adverse impact of changes or further delays in the estimated timing and volume of products to be commercialized in our Conway Facility over the next twelve months, and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants.

As further discussed in Note 10, on January 15, 2025, the Company entered into an Incremental Assumption Agreement and Amendment No. 4 to its Credit Agreement (as defined in Note 10), which increased available borrowings under the Credit Agreement by $25.0 million and modified certain financial covenants. However, as management’s ability to amend its financial covenants cannot be assured, if necessary, management has committed to delay growth capital expenditures and/or reduce operating expenses, including headcount, salary and/or bonus reductions, all of which are in the Company’s control, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. As further discussed in Restructuring Activities below, the Company recently consolidated its manufacturing operations, completed the sale of its West Winds facility, and executed a targeted reduction in excess workforce capacity, which were designed to improve operational efficiency. If required, the Company will further reduce operating costs to ensure compliance with its financial covenants. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Activity in the allowance for credit losses was as follows:

	Three Months Ended March 31,
(Thousands)	2025	2024
Balance at beginning of period	$3,995	$2,915
Charged to selling, general and administrative expense	(166)	441
Write-offs, net	(1,678)	—
Allowance for credit losses - held for sale (Note 3)	(343)	—
Total	$1,808	$3,356

Inventories

Inventories are stated at the lower of cost, determined on the average cost method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and manufacturing overhead costs.

Within our Sustainable Sourcing & Traceability segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2025 and 2024, we recognized $1.5 million of net unrealized losses and $0.7 million of net unrealized losses, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Capitalized Interest

We capitalize a portion of interest costs incurred related to assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on eligible expenditures incurred during the period involved in bringing the assets to their intended use and the Company’s weighted-average interest rate during the period. For the three months ended March 31, 2025 and 2024, we capitalized $0.2 million and $2.8 million of interest costs, respectively.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. At March 31, 2025 and December 31, 2024, there were $95.4 million and $78.8 million of obligations outstanding under the Program, respectively.

Green Coffee Repurchase Program

On March 28, 2025, the Company entered into a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At March 31, 2025 and December 31, 2024, the Company had a right, or obligation, to repurchase $13.6 million and $0, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are recorded within financing activities in our Condensed Consolidated Statements of Cash Flows.

Restructuring Activities

The Company accounts for exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). Restructuring charges may include one-time termination benefits related to employee separations, contract termination costs, long-lived asset impairments, and other related costs with exit or disposal activities.

The recognition of restructuring charges requires the Company to make certain judgements and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, require the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the Condensed Consolidated Financial Statements. Restructuring charges are not included in the Company’s measurement of segment profitability as discussed in Note 18.

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

The closure of the West Winds facility was completed as of June 30, 2024, and the Company completed the sale of the associated land and buildings during the fourth quarter of 2024. Production in our Richmond, California facility ceased during the third quarter of 2024. The Company estimates total charges related to the plant consolidations of $4.0 million, of which $3.2 million was incurred during the year ended December 31, 2024 and $0.9 million have been incurred during the three months ended March 31, 2025. These charges primarily relate to costs to remove and re-install production equipment into other manufacturing facilities.

In addition, during the second quarter of 2024, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result of this reduction, and the impacts of the consolidation of manufacturing facilities noted above, the Company recognized approximately $4.7 million of one-time employee severance costs during the year ended December 31, 2024. At March 31, 2025, approximately $0.3 million of such termination benefits were accrued for within accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The following table summarizes the changes in the Company’s accrual for employee termination benefits:

Three Months Ended
March 31,
(Thousands)	2025
Balance at beginning of period	$644
Charges	—
Adjustments	—
Cash paid	(300)
Balance at end of the period	$344

On February 12, 2024, following the completion of the Conway Facility, the Company entered into a lease termination agreement for its distribution center located in North Little Rock, AR (the “Gregory Distribution Center”). The Gregory Distribution Center lease terminated, by mutual agreement, on June 30, 2024. No costs were incurred as a result of the lease termination. During the first quarter of 2024, the Company remeasured the Gregory Distribution Center lease liability, and related right-of-use asset, in accordance with ASC 842, Leases, resulting in a reduction of the lease liability and right-of-use asset of approximately $3.0 million. As of June 30, 2024, there was no remaining lease liability or right-of-use assets related to the Gregory Distribution Center recorded in the Condensed Consolidated Balance Sheets.

Assets and Liabilities Held-for-Sale

On April 1, 2025, the Company entered into a joint venture with ETC Holdings SA (“ECOM”) that combines Westrock’s and ECOM’s Rwandan export operations. At March 31, 2025, the assets and liabilities of the Company’s Rwandan operations, which are reported within the Company’s Sustainable Sourcing & Traceability segment, met the criteria to be presented as held-for-sale. As such, the Company reported approximately $9.3 million of assets and $10.3 million of liabilities as held-for-sale in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets. The $9.3 million of assets held-for-sale include approximately $2.9 million of cash and cash equivalents, $1.8 million of accounts receivable, $1.7 million of inventories, and $2.5 million of property, plant and equipment, net. The $10.3 million of liabilities held-for-sale includes $9.4 million of short-term debt.

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

The effective income tax rates for the three months ended March 31, 2025 and 2024 were (7.2)% and (32.6)%, respectively.  The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets.  The effective tax rate for the three months ended March 31, 2025 differs from the effective tax rate for the same period in 2024 primarily due to the Company’s full year forecasted ordinary income (loss) in the periods and the change in the valuation allowance.

On December 20, 2021, the Organization for Economic Co-operation and Development ("OECD") released Pillar Two Model Rules, which provide for a global minimum tax of 15% on multinational entities. Although the United States has not yet adopted the Pillar Two Model Rules, several foreign countries have enacted Pillar Two legislation since 2023. The impact of Pillar Two on the Company's 2025 effective tax rate is expected to be minimal. Management will continue to monitor future Pillar Two legislation in relevant jurisdictions for any impacts to the Company's effective tax rate.

Recently adopted accounting pronouncements

ASU 2023-05 – Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement”. The amendments in this update require that a joint venture recognize and initially measure assets contributed and liabilities assumed at fair value upon its formation in the joint venture’s separate financial statements. The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company adopted the amendments within ASU 2023-05 effective January 1, 2025. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the update relate to the rate reconciliation and income taxes paid disclosure and are intended to improve transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the tax reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in the update are intended to improve comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in the update should be applied on a prospective basis, with retrospective application permitted. The adoption of ASU 2023-09 will result in additional annual tax disclosures but does not otherwise have a material impact on our financial position, results of operations or cash flows.

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

Substantially all our client contracts require that we be compensated for services performed to date. This is upon shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and costs of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such transactions are accounted for as financing transactions in accordance with ASC 606.  At March 31, 2025 and December 31, 2024, the Company had $0.5 million and $0.6 million, respectively, of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfer to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales on our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2025 and 2024, we recorded $3.6 million and $2.3 million of net unrealized gains, respectively, within costs of sales.

For the three months ended March 31, 2025 and 2024, the Company recognized $49.6 million and $35.0 million in revenues under ASC 815, respectively, which are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.9 million and $1.8 million at March 31, 2025 and December 31, 2024, respectively. Other accrued deductions were $2.3 million and $2.0 million at March 31, 2025 and December 31, 2024, respectively, and are included as a reduction to accounts receivable, net in the Condensed Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company did not have any material contract liabilities as of March 31, 2025 or December 31, 2024. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At March 31, 2025 and December 31, 2024, accounts receivable, net included $87.4 million and $104.8 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of March 31, 2025 and December 31, 2024, no costs were capitalized as all arrangements were less than a year.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended March 31,
(Thousands)	2025	2024
Coffee & tea	$120,667	$118,768
Flavors, extracts & ingredients	43,250	38,416
Other	162	875
Green coffee	49,717	34,441
Net sales	$213,796	$192,500

	Three Months Ended March 31,
(Thousands)	2025	2024
United States	$169,316	$160,134
All other countries	44,480	32,366
Net sales	$213,796	$192,500

For the three months ended March 31, 2025 and 2024, other than the United States, no country accounted for more than 10 percent of our consolidated net sales.

Note 5. Inventories

The following table summarizes inventories as of March 31, 2025 and December 31, 2024:

(Thousands)	March 31, 2025	December 31, 2024
Raw materials	$93,648	$82,412
Finished goods	45,997	32,520
Green coffee	47,738	48,391
Total inventories	$187,383	$163,323

Green coffee inventories represent green coffee held for resale. At March 31, 2025 and December 31, 2024, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 6. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of March 31, 2025 and December 31, 2024:

(Dollars in Thousands)	Depreciable Lives	March 31, 2025	December 31, 2024
Land		$5,160	$6,581
Buildings	10-40 years	182,650	175,171
Leasehold improvements(1)		12,330	12,320
Plant equipment	3-15 years	251,150	249,933
Vehicles and transportation equipment	3-5 years	281	615
IT systems	3-7 years	12,869	12,717
Furniture and fixtures	3-10 years	7,342	7,373
Customer beverage equipment(2)	3-5 years	21,985	21,826
Lease right-of-use assets(3)		80	81
Construction in progress and equipment deposits		93,317	85,279
		587,164	571,896
Less: accumulated depreciation		(110,894)	(104,885)
Property, plant and equipment, net		$476,270	$467,011

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three months ended March 31, 2025 and 2024 was $9.8 million and $5.5 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at March 31, 2025 are expected to be in production use.

Note 7. Goodwill

The following table reflects the carrying amount of goodwill as of March 31, 2025 and December 31, 2024:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2024
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at March 31, 2025
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 8. Intangible Assets, Net

The following table summarizes intangible assets, net as of March 31, 2025 and December 31, 2024:

	March 31, 2025
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(36,124)	$112,524
Favorable lease asset	220	(220)	—
Software	1,153	(824)	329
Intangible assets, net	$150,021	$(37,168)	$112,853

	December 31, 2024
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(34,197)	$114,451
Favorable lease asset	220	(209)	11
Software	1,243	(826)	417
Intangible assets, net	$150,111	$(35,232)	$114,879

Amortization expense of intangible assets was $2.0 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the weighted average useful life for definite-lived intangibles is approximately 20 years.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024
Right-of-use operating lease assets	Operating lease right-of-use assets	$62,802	$63,380
Operating lease liabilities - current	Accrued expenses and other current liabilities	5,205	4,420
Operating lease liabilities - noncurrent	Operating lease liabilities	59,605	60,692

During the three months ended March 31, 2025 and 2024, the Company obtained approximately $0.7 million and $1.0 million, respectively, of right-of-use operating lease assets in exchange for lease obligations.

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

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs for the three months ended March 31, 2025 and 2024, respectively, are as follows:

	Three Months Ended March 31,
(Thousands)	2025	2024
Operating lease cost	$2,476	$2,792
Short-term lease cost	206	232
Total	$2,682	$3,024

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted-average discount rate	7.7%	7.7%
Weighted-average remaining lease term	12.0 years	12.1 years

Supplemental cash flow information about the Company’s leases as of March 31, 2025 and 2024, respectively, is as follows:

	Three Months Ended March 31,
(Thousands)	2025	2024
Cash paid related to operating lease liabilities	$2,283	$2,503

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of March 31, 2025.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2025 are as follows:

(Thousands)
2025	$6,674
2026	8,711
2027	8,637
2028	8,112
2029	8,184
Thereafter	62,300
Total future minimum lease payments	102,618
Less: imputed interest	(37,808)
Present value of minimum lease payments	$64,810

Note 10. Debt

Our long-term debt at March 31, 2025 and December 31, 2024 is as follows:

(Thousands)	March 31, 2025	December 31, 2024
Term loan facility	$153,125	$155,313
Delayed draw term loan facility	47,500	48,125
Revolving credit facility	147,500	112,500
Convertible notes payable	72,000	72,000
International trade finance lines	58,790	54,659
International notes payable	4,500	5,111
Other loans	16	19
Total debt	483,431	447,727
Unamortized debt costs	(3,231)	(3,425)
Current maturities of long-term debt	(15,062)	(14,057)
Convertible notes payable - related party, net	(49,723)	(49,706)
Short-term debt	(58,790)	(54,659)
Long-term debt, net	$356,625	$325,880

Credit Agreement

The Company is party to a credit agreement (as amended, modified or supplemented, the “Credit Agreement”) among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes (a) a senior secured first lien revolving credit facility in an aggregate principal amount of $200.0 million (the “Revolving Credit Facility”), (b) a senior secured first lien term loan facility in an aggregate principal amount of $175.0 million (the “Term Loan Facility”), and (c) incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million. The Revolving Credit Facility, the Term Loan Facility and the Delayed Draw Term Loan Facility will mature on August 29, 2027. All obligations under the Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the Company’s assets.

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

At March 31, 2025, we had $147.5 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.3%, and we had $2.6 million of standby letters of credit outstanding. At March 31, 2025, the interest rate applicable to our Term Loan Facility was 8.2% and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.3%.

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

The Credit Agreement, as amended through the Third Amendment, required the Borrower to maintain compliance with (i) a secured net leverage ratio at levels ranging from 4.50:1.00 to 6.25:1.00 and stepping down to 4.50:1.00 by April 2026 (which has been further amended by the Fourth Amendment, as discussed below) and (ii) an interest coverage ratio of at least 1.50:1.00 on and prior to September 30, 2025 and at least 2.00:1.00 on December 31, 2025 and thereafter. The Credit Agreement, as amended through the Third Amendment, also included (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15.0 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20.0 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan.

On January 15, 2025, the Company, entered into an Incremental Assumption Agreement and Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment expanded the syndicate to include member banks from the Farm Credit System and increased the amount of revolving facility commitments (the “Existing Revolving Facility Commitments”, and any loans thereunder, the “Existing Revolving Loans”) available to the Borrower under the Credit Agreement by $25.0 million (the “Incremental Revolving Facility Commitments” and any loans thereunder, the “Incremental Revolving Loans”). The amount of revolving facility commitments available to the Borrower under the Credit Agreement, as amended, is $200.0 million. The Incremental Revolving Facility Commitments and the Incremental Revolving Loans are subject to the same interest rates, commitment fees, maturity dates and other terms as the Existing Revolving Facility Commitments and the Existing Revolving Loans. The proceeds from any Incremental Revolving Loans will be used by the Company to fund the previously announced installation of a second ready-to-drink can line at the Conway Facility, and for general corporate purposes.

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 6.00x for the test period ending June 30, 2025, (b) 5.50x for the test period ending September 30, 2025, and (c) 5.25x for the test period ending December 31, 2025. In addition, the minimum liquidity covenant will not apply after the Covenant Relief Period ends. As of March 31, 2025, the Company was in compliance with its financial covenants.

We incurred a total of $1.4 million in financing fees in connection with the Fourth Amendment. The fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Condensed Consolidated Balance Sheets and are being amortized ratably over the remaining term of the Revolving Credit Facility.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $2.8 million (1.25% of the original principal balance). Quarterly payments increase to approximately $4.2 million and $5.6 million (1.875% and 2.5% of the original principal balance) during the final two years of the agreements, respectively.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”), of which $50.0 million was from related parties (See Note 20). The Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At March 31, 2025, the carrying value of the Convertible Notes was $71.6 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

International Debt and Lending Facilities

On March 8, 2024, Falcon Coffees Limited (“Falcon”), our subsidiary, renewed its working capital trade finance facility with multiple institutions. The facility size was reduced from $70.0 million to $55.0 million and was uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility matured one year from inception. Borrowings under the facility bore interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

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

At March 31, 2025, there was $58.8 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of March 31, 2025.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At March 31, 2025, there was $4.5 million of outstanding borrowings under the facility, of which $3.5 million and $1.0 million, is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of March 31, 2025.

Note 11. Series A Preferred Shares

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

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares outstanding at March 31, 2025 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three months ended March 31, 2025 and 2024, the Company recorded $0.1 million and $0.1 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares.

Note 12. Common Stock Warrants

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

The Company re-measures the fair value of the Westrock Public Warrants (defined below) based on the quoted market price of the Westrock Public Warrants. Prior to the Offer described below, the Westrock Private Warrants (defined below) were valued using a binomial lattice valuation model. For the three months ended March 31, 2024, the Company recognized less than $0.1 million of gains related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Condensed Consolidated Statements of Operations. No such gains or losses were recognized during the three months ended March 31, 2025.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended March 31, 2025 and 2024.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 26.0 million pounds and 11.0 million pounds as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 46.7 million pounds and 9.9 million pounds, respectively.

Approximately $10.2 million of net realized gains and $0.1 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the estimated amount of net gains reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $18.1 million.

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

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$6,070	$3,815
Options contracts(2)	Derivative assets	(1,092)	228
Total		$4,978	$4,043

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$21,595	$15,703
Total		21,595	15,703
Total derivative assets		$26,573	$19,746

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$12,395	$11,966
Total derivative liabilities		$12,395	$11,966

1 - The fair value of coffee futures excludes amounts related to margin accounts.

2 - Option contracts include counterparty netting.

The following table presents the pre-tax net gains and losses for our derivative instruments for the three months ended March 31, 2025 and 2024, respectively:

		Three Months Ended March 31,
(Thousands)	Statement of Operations Location	2025	2024
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$10,162	$92

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$3,593	$2,340

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at March 31, 2025:

	March 31, 2025
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$47,251	$—	$47,251
Coffee futures contracts	6,070	—	—	6,070
Options contracts(1)	(1,092)	—	—	(1,092)
Forward purchase and sales contracts	—	21,595	—	21,595
Total	$4,978	$68,846	$—	$73,824

Liabilities:
Forward purchase and sales contracts	—	12,395	—	12,395
Total	$—	$12,395	$—	$12,395

1 - Option contracts include counterparty netting.

The following table summarizes the fair value of financial instruments at December 31, 2024:

	December 31, 2024
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$47,644	$—	$47,644
Coffee futures contracts	3,815	—	—	3,815
Options contracts	228	—	—	228
Forward purchase and sales contracts	—	15,703	—	15,703
Total	$4,043	$63,347	$—	$67,390

Liabilities:
Forward purchase and sales contracts	—	11,966	—	11,966
Total	$—	$11,966	$—	$11,966

Financial instruments consist primarily of cash, accounts receivable, accounts payable, a supply chain finance program, convertible notes payable, short-term debt and long-term debt. The carrying amount of cash, accounts receivable, accounts payable, short-term debt and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of March 31, 2025, as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

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

The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at amortized cost. The estimated fair value of the Convertible Notes was $63.1 million as of March 31, 2025, and was determined using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs at March 31, 2025 include the expected volatility and assumed debt yield of 50.0% and 15.3%, respectively.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three months ended March 31, 2025 or 2024, requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

At March 31, 2025, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Condensed Consolidated Balance Sheets. As of March 31, 2025, there have been no adjustments, upward or downward, to the carrying value.

Note 15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
(Thousands)	2025	2024
Unrealized gain (loss) on derivative instruments:
Balance at beginning of period	$18,863	$3,362
Other comprehensive income (loss) before reclassifications	9,378	337
Amounts reclassified from accumulated comprehensive income	(10,162)	(92)
Tax effect	16	(59)
Balance at end of period	18,095	3,548
Foreign currency translation adjustment
Balance at beginning of period	721	456
Other comprehensive income (loss) before reclassifications	47	30
Amounts reclassified from accumulated comprehensive income	—	—
Tax effect	—	—
Balance at end of period	768	486
Accumulated other comprehensive income (loss) at end of period	$18,863	$4,034

Note 16. Equity-Based Compensation

The Company grants restricted stock units (“RSUs”) under the Westrock Coffee Company 2022 Equity Incentive Plan (the “2022 Equity Plan”). The RSUs are amortized on a straight-line basis to expense over the vesting period, which ranges from one to four years. As of March 31, 2025, there were 4.4 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the three months ended March 31, 2025.

		Weighted-Average
		Fair Value at
	Units	Grant Date
Outstanding at December 31, 2024	2,444,228	$10.44
Granted	134,915	6.88
Forfeited	(11,159)	10.19
Vested	(624,938)	10.83
Outstanding at March 31, 2025	1,943,046	$10.07

Note 17. Earnings per Share

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

	Three Months Ended March 31,
(Thousands)	2025	2024
Warrants	—	19,144
Restricted stock units	2,350	2,148
Options	1,255	1,328
If-converted securities	34,465	27,073

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated.

	Three Months Ended March 31,
(Thousands, except per share data)	2025	2024
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(27,132)	$(23,586)
Denominator:
Weighted-average common shares outstanding - basic	94,298	88,095
Basic earnings (loss) per common share	$(0.29)	$(0.27)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(27,132)	$(23,586)
Effect of participating securities	—	—
Effect of non-participating securities	—	—
Net income (loss) attributable to common shareholders - diluted	$(27,132)	$(23,586)
Denominator:
Weighted-average common shares outstanding - basic	94,298	88,095
Effect of dilutive participating securities	—	—
Effect of dilutive non-participating securities	—	—
Weighted-average common shares outstanding - diluted	94,298	88,095

Dilutive (loss) earnings per common share	$(0.29)	$(0.27)

Note 18. Segment Information

Our two operating segments, Beverage Solutions and Sustainable Sourcing & Traceability, are evaluated using Segment Adjusted EBITDA, which is a segment performance measure. We define Segment Adjusted EBITDA as net (loss) income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense and the impact, which may be recurring in nature, of transaction, restructuring and integrations costs, impairment charges, changes in fair value of warrant liabilities, non-cash mark-to-market adjustments, certain non-capitalizable costs necessary to place the Conway Facility into commercial production, certain recurring operating costs related to the scale-up of operations of the Conway Facility, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, and other similar or infrequent items (although we may not have had such charges in the periods presented).

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

Selected financial data, including a reconciliation of total reportable segments’ Segment Adjusted EBITDA to loss before income taxes and equity in earnings from unconsolidated entities, is presented below for the periods indicated:

	Three Months Ended March 31, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$164,079	$49,717	$213,796

Segment Adjusted EBITDA	9,583	1,928	11,511
Less:
Interest expense			12,599
Depreciation and amortization			11,755
Transaction, restructuring and integration expense			1,791
Equity-based compensation			3,331
Conway extract and ready-to-drink facility pre-production costs			4,449
Conway extract and ready-to-drink facility scale up operating costs			3,287
Mark-to-market adjustments			(2,073)
(Gain) loss on disposal of property, plant and equipment			7
Other			1,755
Loss before income taxes and equity in earnings from unconsolidated entities			$(25,390)

Total assets	1,023,875	114,829	1,138,704

(1)	Excludes $3.9 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Three Months Ended March 31, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$158,059	$34,441	$192,500

Segment Adjusted EBITDA	10,800	342	11,142
Less:
Interest expense			7,579
Depreciation and amortization			7,548
Transaction, restructuring and integration expense			2,964
Change in fair value of warrant liabilities			(41)
Equity-based compensation			2,455
Conway extract and ready-to-drink facility pre-production costs			9,796
Mark-to-market adjustments			(1,640)
(Gain) loss on disposal of property, plant and equipment			2
Other			284
Loss before income taxes and equity in earnings from unconsolidated entities			$(17,805)

Total assets	917,091	66,165	983,256

(1)	Excludes $1.9 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Significant segment expense for our reportable segments is presented below for the periods indicated:

	Three Months Ended March 31, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$164,079	$49,717
Less:
Costs of sales	131,440	45,426
Employee related(1)	11,806	1,789
Information technology	2,035	n/a
Advertising & marketing	716	n/a
Professional fees	2,093	n/a
Corporate insurance	1,595	n/a
Freight	3,008	n/a
Other segment expense(2)	1,803	574
Segment Adjusted EBITDA	$9,583	$1,928

(1)	Employee related costs are costs reported within selling, general and administrative expense in our Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.
(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Three Months Ended March 31, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$158,059	$34,441
Less:
Costs of sales	120,487	31,806
Employee related(1)	11,923	1,550
Information technology	1,374	n/a
Advertising & marketing	675	n/a
Professional fees	2,552	n/a
Corporate insurance	2,091	n/a
Freight	3,477	n/a
Other segment expense(2)	4,680	743
Segment Adjusted EBITDA	$10,800	$342

(1)

Employee related costs are costs reported within selling, general and administrative expense in our Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.

(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

Note 19. Commitments and Contingencies

We are subject to various claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $409.2 million as of March 31, 2025 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

At March 31, 2025, we had an obligation to repurchase $0.5 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

At March 31, 2025 we had a right or obligation to repurchase $13.6 million of inventory associated with Repo Transactions, for which the liability is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 20. Related Party Transactions

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

The Condensed Consolidated Financial Statements reflect the following transactions with related parties:

(Thousands)	March 31, 2025	December 31, 2024
Accrued expenses and other current liabilities
Westrock Group	$122	$383
Wooster Capital	31	96
HF Direct Investments Pool, LLC	153	479
Total	$306	$958

(Thousands)	March 31, 2025	December 31, 2024
Convertible notes payable - related party, net:
Westrock Group	$20,000	$20,000
Wooster Capital	5,000	5,000
HF Direct Investments Pool, LLC	25,000	25,000
Total	50,000	50,000
Unamortized debt costs	(277)	(294)
Total	$49,723	$49,706

	Three Months Ended March 31,
(Thousands)	2025	2024
Interest expense:
Westrock Group	$250	$125
Wooster Capital	63	31
HF Direct Investments Pool, LLC	312	156
Total	$625	$312

In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expenses. For the three months ended March 31, 2025 and 2024, the Company recognized expenses of $0.1 million and $0.3 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. At March 31, 2025 and December 31, 2024, we had $0.1 million payable and $0.1 million payable to Westrock Group, respectively, related to such items.

Note 21. Subsequent Events

On April 1, 2025, the Company entered into a joint venture with ETC Holdings SA (“ECOM”) that combines Westrock’s and ECOM’s Rwandan export operations. This strategic partnership allows Westrock to scale its operations in Rwanda, improve profitability, and strengthen our ability to provide smallholder farmers and their families the ability to advance their quality of life and economic well-being. As a result of the transaction, Westrock will hold a 49.9% equity method investment in the joint venture and will de-consolidate its Rwandan operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three months ended March 31, 2025. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2024 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2025.

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

Significant Developments

Credit Agreement Amendments

On January 15, 2025, the Company, entered into an Incremental Assumption Agreement and Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement (as defined herein).

The Fourth Amendment expanded the syndicate to include member banks from the Farm Credit System and increased the amount of revolving facility commitments (the “Existing Revolving Facility Commitments”, and any loans thereunder, the “Existing Revolving Loans”) available to the Borrower (as defined herein) under the Credit Agreement by $25.0 million (the “Incremental Revolving Facility Commitments” and any loans thereunder, the “Incremental Revolving Loans”). The amount of revolving facility commitments available to the Borrower under the Credit Agreement, as amended, is $200.0 million. The Incremental Revolving Facility Commitments and the Incremental

Revolving Loans are subject to the same interest rates, commitment fees, maturity dates and other terms as the Existing Revolving Facility Commitments and the Existing Revolving Loans.

The proceeds from any Incremental Revolving Loans will be used by the Company to fund the previously announced installation of a second ready-to-drink can line at the Conway Facility, and for general corporate purposes.

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period (as defined herein) to increase the maximum secured net leverage ratio to (a) 6.00x for the test period ending June 30, 2025, (b) 5.50x for the test period ending September 30, 2025, and (c) 5.25x for the test period ending December 31, 2025. In addition, the minimum liquidity covenant will not apply after the Covenant Relief Period (as defined herein) ends. As of the date of this Quarterly Report on Form 10-Q, the Company was in compliance with its financial covenants.

Falcon Credit Agreement Amendment

On March 7, 2025, Falcon Coffees Limited (“Falcon”), our subsidiary, renewed its working capital trade finance facility with multiple institutions. The facility size was increased from $75.0 million to $85.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Dollars in Thousands)	March 31, 2025	Revenues	March 31, 2024	Revenues
Net sales	$213,796	100.0%	$192,500	100.0%
Costs of sales	184,723	86.4%	155,226	80.6%
Gross profit	29,073	13.6%	37,274	19.4%

Selling, general and administrative expense	40,344	18.9%	44,440	23.1%
Transaction, restructuring and integration expense	1,791	0.8%	2,964	1.5%
(Gain) loss on disposal of property, plant and equipment	7	0.0%	2	0.0%
Total operating expenses	42,142	19.7%	47,406	24.6%
Loss from operations	(13,069)	(6.1)%	(10,132)	(5.3)%

Other (income) expense
Interest expense	12,599	5.9%	7,579	3.9%
Change in fair value of warrant liabilities	—	0.0%	(41)	(0.0)%
Other, net	(278)	(0.1)%	135	0.1%
(Loss) income before income taxes and equity in earnings from unconsolidated entities	(25,390)	(11.9)%	(17,805)	(9.2)%
Income tax expense (benefit)	1,828	0.9%	5,815	3.0%
Equity in (earnings) loss from unconsolidated entities	—	0.0%	53	0.0%
Net (loss) income	$(27,218)	(12.7)%	$(23,673)	(12.3)%
Accretion of Series A Convertible Preferred Shares	86	0.0%	87	0.0%
Net (loss) income attributable to common shareholders	$(27,132)	(12.7)%	$(23,586)	(12.3)%

Net Sales

	Three Months Ended March 31,
(Thousands)	2025	2024
Beverage Solutions	$164,079	$158,059
Sustainable Sourcing & Traceability(1)	49,717	34,441
Total net sales	$213,796	$192,500
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $164.1 million for the three months ended March 31, 2025, increasing 3.8% compared to $158.1 million for the three months ended March 31, 2024. The increase was primarily due to a 7.6% increase in core roast and ground coffee volumes, partially offset by a 29.3% decrease in single serve cup volumes, and the year over year growth in coffee commodity prices, which are passed through to our customers.

Net Sales from our SS&T segment, net of intersegment revenues, were $49.7 million for the three months ended March 31, 2025, increasing 44.4% compared to $34.4 million for the three months ended March 31, 2024. The increase is driven by an increase in the average sales price per pound, which increased 54.2% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in the average sales price per pound is directly correlated to the global commodities price. SS&T sales volume decreased 5.3% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Costs of Sales

	Three Months Ended March 31,
(Thousands)	2025	2024
Beverage Solutions	$141,370	$125,060
Sustainable Sourcing & Traceability	43,353	30,166
Total costs of sales	$184,723	$155,226

In our Beverage Solutions segment, costs of sales increased $16.3 million to $141.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in costs of sales was primarily driven by an increase in the coffee commodity prices for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

In our SS&T segment, costs of sales increased $13.2 million to $43.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase is primarily due to an increase in green coffee costs driven by an increase in underlying commodities pricings. Costs of sales in our SS&T segment for the three months ended March 31, 2025 included $2.1 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $1.6 million of net unrealized gains for the three months ended March 31, 2024.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2025		2024
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$37,622	22.9%	$42,028	26.6%
Sustainable Sourcing & Traceability	2,722	5.5%	2,412	7.0%
Total selling, general and administrative expense	$40,344	18.9%	$44,440	23.1%

Total selling, general and administrative expenses in our Beverage Solutions segment decreased $4.4 million to $37.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease is primarily due to a decrease in start-up costs associated with the Conway Facility. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the three months ended March 31, 2024.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the three months ended March 31, 2025 were $1.8 million, approximately $0.9 million of which related to plant closure costs and $0.5 million of which related to employee severance payments. During the three months ended March 31, 2024, we incurred $3.0 million of transaction, restructuring and integration expenses, approximately $2.2 million of which related to the ATM Program (as defined herein).

Interest Expense

	Three Months Ended March 31,
(Thousands)	2025	2024
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$3,633	$4,654
Revolving credit facility	3,586	752
Convertible notes payable	275	138
Convertible notes payable - related party	625	313
Supply chain finance program	1,994	2,008
International trade finance lines	1,336	865
International notes payable	177	186
Other	173	441
Total cash interest	11,799	9,357
Non-cash:
Amortization of deferred financing costs	1,030	1,050
Capitalized interest	(230)	(2,828)
Total non-cash interest	800	(1,778)
Total interest expense	$12,599	$7,579

Interest expense for the three months ended March 31, 2025 was $12.6 million compared to $7.6 million for the three months ended March 31, 2024. Interest expense associated with our revolving credit facility increased $2.8 million, primarily due to higher outstanding borrowings. During the three months ended March 31, 2025, the Company capitalized approximately $0.2 million of interest costs associated with the build-out of our Conway Facility, compared to $2.8 million of such interest costs for the three months ended March 31, 2024.

Income Tax Expense (Benefit)

Income tax expense for the three months ended March 31, 2025 was $1.8 million, resulting in an effective tax rate of (7.2)%. The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets. Income tax expense for the three months ended March 31, 2024 was $5.8 million, resulting in an effective tax rate of (32.6)%.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 12, 2025. As of March 31, 2025, there have been no material changes to these estimates.

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

We define “EBITDA” as net (loss) income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Consolidated Adjusted EBITDA” as EBITDA before equity-based compensation expense and the impact, which may be recurring in nature, of transaction, restructuring and integration related costs, impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain non-capitalizable costs necessary to place the Conway extract and ready-to-drink facility (the “Conway Facility”) into commercial production, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, and other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Consolidated Adjusted EBITDA are important supplemental measures to net (loss) income because they provide additional information to evaluate our operating performance on an unleveraged basis.

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

The reconciliation of our net (loss) income to EBITDA and Consolidated Adjusted EBITDA for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
(Thousands)	2025	2024
Net loss	$(27,218)	$(23,673)
Interest expense	12,599	7,579
Income tax expense (benefit)	1,828	5,815
Depreciation and amortization	11,755	7,548
EBITDA	(1,036)	(2,731)
Transaction, restructuring and integration expense	1,791	2,964
Change in fair value of warrant liabilities	—	(41)
Equity-based compensation	3,331	2,455
Conway extract and ready-to-drink facility pre-production costs	4,449	9,796
Mark-to-market adjustments	(2,073)	(1,640)
(Gain) loss on disposal of property, plant and equipment	7	2
Other	1,755	337
Consolidated Adjusted EBITDA	$8,224	$11,142

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, and fund investment activities, which include capital expenditures. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities, and available borrowings under our Credit Agreement (as defined herein).

Our ability to generate cash provided by operating activities is dependent on several factors, including our ability to generate net sales and manage costs in line with our expectations. Failure to meet our financial targets, including any adverse impact from changes or further delays in the estimated timing and volume of products to be commercialized in our Conway Facility, may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants and may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition, covenant compliance and ability to achieve our intended business objectives.

Green coffee, which is our primary raw material, is an exchange traded agricultural commodity that is subject to price fluctuations, the reasons for which are outside of the control of the Company. During the year ended December 31, 2024, the exchange traded “C” market price of green coffee increased approximately 70%, and from January 1, 2025 through the date of this Quarterly Report on Form 10-Q, the “C” market price has continued to increase, at times surpassing $4.00 per pound of green coffee, reaching all-time highs. This increase impacts the entire coffee supply chain, as exporters, traders, suppliers, and roasters require increased working capital to fund rising green coffee costs, and without having access to sufficient working capital, supply chain disruptions may emerge.

In addition, our liquidity may be negatively impacted by recently enacted and/or proposed tariffs and trading restrictions that, absent an exemption, would be applied to imported equipment, commodities and packaging materials. A persistent increase in coffee costs or tariff-impacted equipment or material costs, could adversely affect consumer demand as producers attempt to pass higher costs down the supply chain.

Where possible, we will seek to recover tariff- and inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. A prolonged increase in “C” market prices, and/or tariff-impacted costs, may require us to evaluate our allocation of working capital, and if we are not able to effectively manage our working capital, or do not have access to sufficient working capital to meet our purchasing needs for green coffee, other commodity inputs, ingredients or supplies (such as materials used in our packaging), we may need to access the debt or equity capital markets, and there is no assurance that we will be able to do so on terms that are favorable to the Company or at all. In addition, we may be required to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition, covenant compliance and ability to achieve our intended business objectives.

Credit Agreement

The Company is party to a credit agreement (as amended, modified or supplemented, the “Credit Agreement”) among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement includes (a) a senior secured first lien revolving credit facility in an aggregate principal amount of $200.0 million (the “Revolving Credit Facility”), (b) a senior secured first lien term loan facility in an aggregate principal amount of $175.0 million (the “Term Loan Facility”), and (c) incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million. The Revolving Credit Facility, the Term Loan Facility and the Delayed Draw Term Loan Facility will mature on August 29, 2027. All obligations under the Credit Agreement are guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and are secured by substantially all of the Company’s assets.

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

At March 31, 2025, we had $147.5 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.3% and we had $2.6 million of standby letters of credit outstanding. At March 31, 2025 the interest rate applicable to our Term Loan Facility was 8.2% and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.3%.

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

The Credit Agreement, as amended through the Third Amendment, required the Borrower to maintain compliance with (i) a secured net leverage ratio at levels ranging from 4.50:1.00 to 6.25:1.00 and stepping down to 4.50:1.00 by April 2026 (which has been further amended by the Fourth Amendment, as discussed below) and (ii) an interest coverage ratio of at least 1.50:1.00 on and prior to September 30, 2025 and at least 2.00:1.00 on December 31, 2025 and thereafter. The Credit Agreement, as amended through the Third Amendment, also included (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15.0 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20.0 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan. Failure to comply with these covenants or make payments when due could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under the Credit Agreement and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.

The Company believes that its secured net leverage under the Credit Agreement is important to the understanding of the Company’s financial condition and liquidity. At March 31, 2025, the Company’s secured net leverage ratio was 5.31:1.00, compared to a maximum allowable ratio of 6.00:1.00, with such calculation set forth below:

(Thousands, except leverage ratio)	Trailing Twelve-Months
Beverage Solutions Segment Adjusted EBITDA	$52,422
Permissible credit agreement adjustments[1]	7,858
Trailing Twelve-Months Credit Agreement Adjusted EBITDA	$60,280

End of period:
Term loan facility	$153,125
Delayed draw term loan facility	47,500
Revolving credit facility	147,500
Letters of credit outstanding	2,560
Secured debt	350,685
Beverage Solutions unrestricted cash and cash equivalents	(30,798)
Secured net debt	$319,887

Beverage Solutions Credit Agreement secured net leverage ratio	5.31x

1 – Primarily consists of $5.3 million of pro forma run-rate impact of cost savings initiatives, as permitted by the Credit Agreement.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $2.8 million (1.25% of the original principal balance). Quarterly payments increase to approximately $4.2 million and $5.6 million (1.875% and 2.5% of the original principal balance) during the final two years of the agreements, respectively.

On January 15, 2025, the Company entered into an Incremental Assumption Agreement and Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment expanded the syndicate to include member banks from the Farm Credit System and increased the amount of revolving facility commitments (the “Existing Revolving Facility Commitments”, and any loans thereunder, the “Existing Revolving Loans”) available to the Borrower under the Credit Agreement by $25.0 million (the “Incremental Revolving Facility Commitments” and any loans thereunder, the “Incremental Revolving Loans”). The amount of revolving facility commitments available to the Borrower under the Credit Agreement, as amended, is $200.0 million. The Incremental Revolving Facility Commitments and the Incremental Revolving Loans are subject to the same interest rates, commitment fees, maturity dates and other terms as the Existing Revolving Facility Commitments and the Existing Revolving Loans. The proceeds from any Incremental Revolving Loans will be used by the Company to fund the previously announced installation of a second ready-to-drink can line at the Conway Facility, and for general corporate purposes.

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

We incurred a total of $1.4 million in financing fees in connection with the Fourth Amendment. The fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Condensed Consolidated Balance Sheets and are being amortized ratably over the remaining term of the Revolving Credit Facility.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”), of which $50.0 million was from related parties. The Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At March 31, 2025, the carrying value of the Convertible Notes was $71.6 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

International Debt and Lending Facilities

On March 8, 2024, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was reduced from $70.0 million to $55.0 million and was uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility matured one year from inception. Borrowings under the facility bore interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%). On August 21, 2024, Falcon amended its working capital trade finance facility, increasing the facility size from $55.0 million to $75.0 million. The interest rates and maturity date were unchanged as a result of the amendment.

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

At March 31, 2025, there was $58.8 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of March 31, 2025.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At March 31, 2025, there was $4.5 million of outstanding borrowings under the facility, of which $3.5 million and $1.0 million, is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of March 31, 2025.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. As of March 31, 2025, there were $95.4 million obligations outstanding under the Program.

Green Coffee Repurchase Program

The Company is party to a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At March 31, 2025 and December 31, 2024, the Company had a right, or obligation, to repurchase $13.6 million and $0, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are recorded within financing activities in our Condensed Consolidated Statements of Cash Flows.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock not to exceed 5,000,000 Common Shares in the aggregate. During the three months ended March 31, 2025, the Company had no sales of Common Shares under the ATM Program. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.

Current and Long-Term Liquidity

Our liquidity needs are to fund operating expenses, meet debt service obligations, and fund both current and long-term investment activities, which include capital expenditures. A key component of our long-term growth strategy is to complete the commercialization of our Conway Facility, which utilizes state-of-the-art equipment specifically designed to efficiently manufacture and package a wide range of beverages, such as canned or bottled cold brew coffees, lattes, assorted teas, and juice-based products. We are continuing to build out the remaining portions of the facility and expect that the material capital expenditures will be completed by the end of third quarter of 2025.

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

Contractual and Other Obligations

Our material contractual and other obligations include the payment of principal and interest under our debt obligations and future purchase of inventory obligations. Our Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments of 1.25% of the original principal. Quarterly payments increase 1.875% and 2.5% of the original principal balance during the fourth and fifth years of the Credit Facility respectively. We have no other material obligations to pay principal amounts of our long-term debt obligations prior to their maturity.

Future purchase obligations of $409.2 million as of March 31, 2025 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $0.5 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solution segment has an obligation to repurchase.

At March 31, 2025 we had a right or obligation to repurchase $13.6 million of inventory associated with Repo Transactions, for which the liability is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Capital expenditures for the three months ended March 31, 2025 and 2024 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Three months ended March 31, 2025	$40,286	$51	$329	$625	$41,291
Three months ended March 31, 2024	$67,344	$622	$288	$660	$68,914

We expect to complete the build-out of our Conway Facility by the end of the third quarter of 2025. If circumstances warrant, we may need to take measures to conserve cash, which may include a suspension, delay, or reduction in growth and/or maintenance capital expenditures. We continually assess our capital expenditure plans in light of developments impacting our business, including the needs of our customers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 12, 2025.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business that were described under Item 1A “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 12, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c)

Except as set forth below, during the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On March 5, 2025, Mr. T. Christopher Pledger, the Company’s Chief Financial Officer and Chief Administrative Officer, terminated a Rule 10b5-1 trading arrangement to sell up to 30,000 shares of the Company’s common stock that was previously entered into on March 18, 2024 and scheduled to be effective until March 31, 2025, subject to certain conditions.

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022

10.1	Incremental Assumption Agreement and Amendment No. 4, dated as of January 15, 2025, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, as holdings, the other guarantors party thereto, the incremental revolving facility lender, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent.	8-K	001-41485	10.1	January 15, 2025

10.2	Form of Performance Restricted Stock Unit Award Agreement					*

10.3	Form of Retention Opportunity Letter					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Westrock Coffee Company
Date: May 8, 2025	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

Date: May 8, 2025	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)