Form 10-Q
period 2025-06-30
Westrock Coffee Co
filed 2025-08-07
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the Registrant had 94,708,067 shares of common stock, par value $0.01 per share, outstanding.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

●	the fact that we have incurred net losses in the past, may incur net losses in the future, and may not achieve profitability;
●	risks associated with operating a coffee trading business and a coffee exporting business;

●	the volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;

●	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or disruption in our supply chain;

●	deterioration in general macroeconomic conditions and/or decreases in consumer spending on discretionary items;

●	disruption in operations at any of our, our suppliers’ or our co-manufacturers’ production, distribution or manufacturing facilities or other loss of manufacturing capacity;
●	our inability to anticipate customer preferences and successfully develop new products;

●	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;

●	failure to retain key personnel or recruit qualified personnel;

●	our inability to hedge commodity risks;

●	consolidation among our distributors and customers or the loss of any key customer;

●	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;

●	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;

●	our inability to effectively manage the growth and increased complexity of our business;

●	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;

●	our inability to secure the additional capital needed to operate and grow our business;

●	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;

●	a material failure, inadequacy or interruption of our information technology systems;

●	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;

●	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;

●	our inability to comply with the financial covenants in our credit agreement;

●	our inability to successfully build out operations, commercialize customers, and generate positive operating cash flows within the anticipated time frame following the recent opening of our new facility in Conway, Arkansas or incurring additional expenses in the process;

●	our corporate structure and organization, which may prevent or delay attempts to acquire a controlling interest in the Company;

●	the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;
●	the impact of current global economic conditions, including those caused by tariffs and trading restrictions, economic slowdowns or recessions, changes in political, economic or industry conditions, global conflicts (including the ongoing conflicts in Europe, the Middle East and Latin America), inflation, the interest rate environment, U.S. government shutdowns, downgrades to the U.S. government’s sovereign credit rating or other conditions affecting the global financial and capital markets, and epidemic, pandemic or other health issues; and

●	other risks, uncertainties and factors set forth in the “Business” and “Risk Factors” sections in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2025 (“Annual Report”) and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

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

Westrock Coffee Company

FORM 10-Q

June 30, 2025

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$43,956	$26,151
Restricted cash	8,368	9,413
Accounts receivable, net of allowance for credit losses of $1,524 and $3,995, respectively	85,685	99,566
Inventories	194,244	163,323
Derivative assets	28,176	19,746
Prepaid expenses and other current assets	16,214	15,444
Total current assets	376,643	333,643

Property, plant and equipment, net	480,653	467,011
Goodwill	116,111	116,111
Intangible assets, net	110,920	114,879
Operating lease right-of-use assets	61,955	63,380
Other long-term assets	11,195	6,756
Total Assets	$1,157,477	$1,101,780

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$16,469	$14,057
Short-term debt	75,170	54,659
Accounts payable	75,784	84,255
Supply chain finance program	98,300	78,838
Derivative liabilities	35,099	11,966
Accrued expenses and other current liabilities	60,578	34,095
Total current liabilities	361,400	277,870

Long-term debt, net	377,580	325,880
Convertible notes payable - related party, net	49,741	49,706
Deferred income taxes	16,238	14,954
Operating lease liabilities	59,553	60,692
Other long-term liabilities	1,040	1,346
Total liabilities	865,552	730,448

Commitments and contingencies (Note 19)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,511 shares and 23,511 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively, $11.50 liquidation value	273,678	273,850

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 94,708 shares and 94,221 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	947	942
Additional paid-in-capital	526,561	519,878
Accumulated deficit	(491,703)	(442,922)
Accumulated other comprehensive income (loss)	(17,558)	19,584
Total shareholders' equity	18,247	97,482

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$1,157,477	$1,101,780

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2025	2024	2025	2024
Net sales	$280,859	$208,389	$494,655	$400,889
Costs of sales	239,464	166,986	424,187	322,212
Gross profit	41,395	41,403	70,468	78,677

Selling, general and administrative expense	53,931	51,610	94,275	96,050
Transaction, restructuring and integration expense	2,477	4,399	4,268	7,363
Impairment charges	—	831	—	831
Loss on disposal of property, plant and equipment	—	971	7	973
Total operating expenses	56,408	57,811	98,550	105,217
Loss from operations	(15,013)	(16,408)	(28,082)	(26,540)

Other (income) expense
Interest expense	13,119	7,453	25,718	15,032
Change in fair value of warrant liabilities	—	(1,612)	—	(1,653)
Other, net	(2,692)	98	(2,970)	233
Loss before income taxes and equity in earnings from unconsolidated entities	(25,440)	(22,347)	(50,830)	(40,152)
Income tax expense (benefit)	(370)	(4,645)	1,458	1,170
Equity in (earnings) loss from unconsolidated entities	(3,507)	57	(3,507)	110
Net loss	$(21,563)	$(17,759)	$(48,781)	$(41,432)
Amortization of Series A Convertible Preferred Shares	86	87	172	174
Net loss attributable to common shareholders	$(21,477)	$(17,672)	$(48,609)	$(41,258)

(Loss) earnings per common share:
Basic	$(0.23)	$(0.20)	$(0.51)	$(0.47)
Diluted	$(0.23)	$(0.20)	$(0.51)	$(0.47)

Weighted-average number of shares outstanding:
Basic	94,661	88,323	94,480	88,209
Diluted	94,661	88,323	94,480	88,209

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Net loss	$(21,563)	$(17,759)	$(48,781)	$(41,432)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	(35,998)	3,820	(36,766)	4,006
Foreign currency translation adjustment	(423)	51	(376)	81
Total other comprehensive income (loss)	(36,421)	3,871	(37,142)	4,087
Comprehensive (loss) income	(57,984)	(13,888)	(85,923)	(37,345)
Amortization of Series A Convertible Preferred Shares	86	87	172	174
Comprehensive loss attributable to common shareholders	$(57,898)	$(13,801)	$(85,751)	$(37,171)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2024	88,282	$883	$473,064	$(386,297)	$4,034	$91,684
Net income (loss)	—	—	—	(17,759)	—	(17,759)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	60	1	624	—	—	625
Issuance of common shares related to stock options exercised	1	—	12	—	—	12
Amortization of Series A Convertible Preferred Shares	—	—	87	—	—	87
Other comprehensive income (loss)	—	—	—	—	3,871	3,871
Equity-based compensation	23	—	3,025	—	—	3,025
Net share settlement of equity awards	—	—	(17)	—	—	(17)
Balance at June 30, 2024	88,366	$884	$476,795	$(404,056)	$7,905	$81,528

Balance at March 31, 2025	94,622	$946	$521,742	$(470,140)	$18,863	$71,411
Net income (loss)	—	—	—	(21,563)	—	(21,563)
Amortization of Series A Convertible Preferred Shares	—	—	86	—	—	86
Other comprehensive income (loss)	—	—	—	—	(36,421)	(36,421)
Equity-based compensation	86	1	4,749	—	—	4,750
Net share settlement of equity awards	—	—	(16)	—	—	(16)
Balance at June 30, 2025	94,708	$947	$526,561	$(491,703)	$(17,558)	$18,247

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited) (continued)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	88,051	$880	$471,666	$(362,624)	$3,818	$113,740
Net income (loss)	—	—	—	(41,432)	—	(41,432)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	60	1	624	—	—	625
Issuance of common shares related to stock options exercised	1	—	12	—	—	12
Amortization of Series A Convertible Preferred Shares	—	—	174	—	—	174
Other comprehensive income (loss)	—	—	—	—	4,087	4,087
Equity-based compensation	254	3	5,478	—	—	5,481
Net share settlement of equity awards	—	—	(1,159)	—	—	(1,159)
Balance at June 30, 2024	88,366	$884	$476,795	$(404,056)	$7,905	$81,528

Balance at December 31, 2024	94,221	942	519,878	(442,922)	19,584	97,482
Net income (loss)	—	—	—	(48,781)	—	(48,781)
Amortization of Series A Convertible Preferred Shares	—	—	172	—	—	172
Other comprehensive income (loss)	—	—	—	—	(37,142)	(37,142)
Equity-based compensation	487	5	8,075	—	—	8,080
Net share settlement of equity awards	—	—	(1,564)	—	—	(1,564)
Balance at June 30, 2025	94,708	$947	$526,561	$(491,703)	$(17,558)	$18,247

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(48,781)	$(41,432)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,771	15,516
Impairment charges	—	831
Equity-based compensation	8,080	5,481
Provision for credit losses	(22)	1,026
Amortization of deferred financing fees included in interest expense	1,755	1,715
Write-off of unamortized deferred financing fees	137	—
(Gain) loss on disposal of property, plant and equipment	7	973
Gain on de-consolidation of Rwanda Trading Company	(2,291)	—
Mark-to-market adjustments	(3,514)	(3,162)
Change in fair value of warrant liabilities	—	(1,653)
Foreign currency transactions	(141)	53
Deferred income tax expense (benefit)	1,458	1,170
Other	(2,738)	490
Change in operating assets and liabilities:
Accounts receivable	12,154	(3,954)
Inventories	(43,345)	(12,912)
Derivative assets and liabilities	(8,388)	4,709
Prepaid expense and other assets	1,520	733
Accounts payable	10,931	(20,211)
Accrued liabilities and other	17,334	34,936
Net cash used in operating activities	(29,073)	(15,691)
Cash flows from investing activities:
Additions to property, plant and equipment	(61,826)	(105,105)
Additions to intangible assets	(40)	(104)
Proceeds from sale of equity method investments and non-marketable securities	500	—
Acquisition of equity method investments and non-marketable securities, inclusive of cash contributed	(2,952)	—
Proceeds from sale of property, plant and equipment	316	449
Net cash used in investing activities	(64,002)	(104,760)
Cash flows from financing activities:
Payments on debt	(46,799)	(134,634)
Proceeds from debt	131,373	184,124
Payments on supply chain financing program	(79,847)	(49,612)
Proceeds from supply chain financing program	99,309	47,872
Proceeds from convertible notes payable	—	22,000
Proceeds from convertible notes payable - related party	—	50,000
Payment of debt issuance costs	(2,354)	(2,965)
Payment of convertible notes payable issuance costs	—	(511)
Net proceeds from (repayments of) repurchase agreements	9,769	(7,343)
Proceeds from exercise of stock options	—	12
Proceeds from issuance of common stock	—	635
Payment of equity issuance costs	—	(10)
Payment for taxes for net share settlement of equity awards	(1,564)	(1,159)
Net cash provided by financing activities	109,887	108,409
Effect of exchange rate changes on cash	(52)	229
Net increase (decrease) in cash and cash equivalents and restricted cash	16,760	(11,813)
Cash and cash equivalents and restricted cash at beginning of period	35,564	37,840
Cash and cash equivalents and restricted cash at end of period	$52,324	$26,027

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$10,259	$16,191

The total cash and cash equivalents and restricted cash at June 30, 2025 and 2024 is as follows:

(Thousands)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$43,956	$24,316
Restricted cash	8,368	1,711
Total	$52,324	$26,027

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

On April 1, 2025, the Company entered into an agreement with ETC Holdings SA (“ECOM”) that combines Westrock’s and ECOM’s Rwandan export operations (the “Rwandan JV”). This strategic partnership, which was established to trade Arabica coffee from Rwanda and commercially operate wet mill and storage facilities, allows Westrock to scale its operations in Rwanda, improve profitability, and strengthen our ability to provide smallholder farmers and their families the ability to advance their quality of life and economic well-being. The Company contributed its ownership interest in Rwanda Trading Company (“RTC”) and $100,000 in cash in exchange for a 49.9% ownership interest in the Rwandan JV. At June 30, 2025, the Company’s investment and maximum exposure to loss is $1.6 million, which is recorded in other long-term assets on the Condensed Consolidated Balance Sheets. As a result of the transaction, the Company has de-consolidated RTC, de-recognizing $9.3 million of assets, including approximately $2.9 million of cash and cash equivalents, and $10.3 million of liabilities that were previously reported within our Sustainable Sourcing & Traceability (“SS&T”) segment. Upon de-consolidation, the Company recognized a $2.3 million gain during the three months ended June 30, 2025, which is recorded in other, net on the Condensed Consolidated Statements of Operations. The gain on de-consolidation of RTC is reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement (as defined herein) and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that projected cash flow from operations, including current projections of the timing and amount of cash flows to be generated from our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”), and available borrowings under its Credit Agreement, as amended, as described in Note 10, will be sufficient to fund operations and to maintain covenant compliance for at least the next twelve months. However, during the six months ended June 30, 2025, the Company incurred net losses of $48.8 million and net cash outflows from operating activities of $29.1 million. If we are unable to achieve our profitability growth projections and maintain our covenant leverage ratio and minimum liquidity requirements, as a result of, for example, experiencing any adverse impact of changes or further delays in the estimated timing and volume of products to be commercialized in our Conway Facility over the next twelve months, and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants. Our liquidity may also be negatively impacted by recently enacted and/or proposed tariffs and trading restrictions that, absent an exemption, would be applied to imported equipment, commodities and packaging materials. Where possible, we will seek to recover tariff and inflation impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs, which will impact our liquidity.

As further discussed in Note 10, on January 15, 2025, the Company entered into an Incremental Assumption Agreement and Amendment No. 4 to its Credit Agreement (as defined in Note 10), which increased available borrowings under the Credit Agreement by $25.0 million and modified certain financial covenants. However, as management’s ability to amend its financial covenants cannot be assured, if necessary, management has committed to delay growth capital expenditures and/or reduce operating expenses, including headcount, salary and/or bonus reductions, all of which are in the Company’s control, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. As further discussed in Restructuring Activities below, during 2024 the Company consolidated its manufacturing operations, completed the sale of its West Winds facility, and executed a targeted reduction in excess workforce capacity, which were designed to improve operational efficiency. If required, the Company will further reduce operating costs to ensure compliance with its financial covenants. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consist principally of amounts billed and currently due from customers and are generally unsecured and due within 30 to 60 days. A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies or deductions. Our accounting policy for the allowance for credit losses requires us to reserve an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers. This evaluation considers the customer demographic, such as large commercial customers as compared to small businesses or individual customers. We consider our accounts receivable delinquent or past due based on payment terms established with each customer. Accounts receivable are written off when the account is determined to be uncollectible.

Activity in the allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Balance at beginning of period	$1,808	$3,356	$3,995	$2,915
Charged to selling, general and administrative expense	143	585	(22)	1,026
Write-offs, net	(427)	—	(2,449)	—
Total	$1,524	$3,941	$1,524	$3,941

Receivables Purchase Agreement

On June 27, 2025, the Company entered into a receivable purchase agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”) through which the Company may sell up to $35.0 million of certain trade receivables on a nonrecourse basis to the Factor. Transactions under the Factoring Agreement qualify for true-sale treatment in accordance with Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“ASC 860”), whereby receivables sold to the Factor are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheets. As a part of the Factoring Agreement, we perform certain collection and administrative functions for the receivables sold.

During the six months ended June 30, 2025, the Company received $35.0 million of proceeds under the Factoring Agreement, and approximately $0.4 million of fees were incurred associated with these sales, which are recorded within selling, general and administrative expense on the Condensed Consolidated Statements of Operations. Cash received from the sale of receivables under the Factoring Agreement is classified within operating activities in the Condensed Consolidated Statements of Cash Flows, and fees, when incurred, will be recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Inventories

Inventories are stated at the lower of cost, determined on the average cost method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and manufacturing overhead costs.

Within our SS&T segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2025, we recognized $9.2 million and $10.7 million of net unrealized losses, respectively, on green coffee inventory associated with our forward sales and purchase contracts. For the three and six months ended June 30, 2024, we recognized $1.7 million and $1.0 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Capitalized Interest

We capitalize a portion of interest costs incurred related to assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on eligible expenditures incurred during the period involved in bringing the assets to their intended use and the Company’s weighted-average interest rate during the period. For the three and six months ended June 30, 2025, we capitalized $0.4 million and $0.6 million of interest costs, respectively. For the three and six months ended June 30, 2024, we capitalized $4.3 million and $7.2 million of interest costs, respectively.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. At June 30, 2025 and December 31, 2024, there were $98.3 million and $78.8 million of obligations outstanding under the Program, respectively.

Green Coffee Repurchase Program

On March 28, 2025, the Company entered into a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At June 30, 2025 and December 31, 2024, the Company had a right, or obligation, to repurchase $9.9 million and $0, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Condensed Consolidated Statements of Cash Flows.

Restructuring Activities

The Company accounts for exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). Restructuring charges may include one-time termination benefits related to employee separations, contract termination costs, long-lived asset impairments, and other related costs associated with exit or disposal activities.

The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, require the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the Condensed Consolidated Financial Statements. Restructuring charges are not included in the Company’s measurement of segment profitability as discussed in Note 18.

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

The closure of the West Winds facility was completed as of June 30, 2024, and the Company completed the sale of the associated land and buildings during the fourth quarter of 2024. Production in our Richmond, California facility ceased during the third quarter of 2024. During the three and six months ended June 30, 2024, the Company incurred impairment charges of approximately $0.8 million on equipment associated with the plant consolidations, which is reported within impairment charges on the Condensed Consolidated Statements of Operations. The Company incurred total costs related to the plant consolidations of $4.0 million, of which $3.2 million was incurred during the year ended December 31, 2024 and approximately $0.8 million was incurred during the six months ended June 30, 2025. These charges primarily relate to costs to remove and re-install production equipment into other manufacturing facilities.

In addition, during the second quarter of 2024, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result of this reduction, and the impacts of the consolidation of manufacturing facilities noted above, the Company recognized approximately $4.7 million of one-time employee severance costs during the year ended December 31, 2024. At June 30, 2025, less than $0.1 million of such termination benefits were accrued for within accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the changes in the Company’s accrual for such employee termination benefits:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Thousands)	2025	2025
Balance at beginning of period	$344	$644
Charges	—	—
Adjustments	(186)	(186)
Cash paid	(131)	(431)
Balance at end of the period	$27	$27

On February 12, 2024, following the completion of the Conway Facility, the Company entered into a lease termination agreement for its distribution center located in North Little Rock, Arkansas (the “Gregory Distribution Center”). The Gregory Distribution Center lease terminated, by mutual agreement, on June 30, 2024. No costs were incurred as a result of the lease termination. During the first quarter of 2024, the Company remeasured the Gregory Distribution Center lease liability, and related right-of-use asset, in accordance with ASC 842, Leases, resulting in a reduction of the lease liability and right-of-use asset of approximately $3.0 million. As of June 30, 2024, there was no remaining lease liability or right-of-use asset related to the Gregory Distribution Center recorded in the Condensed Consolidated Balance Sheets.

Equity Method Investments

As discussed in Note 2, on April 1, 2025, the Company entered into an agreement with ECOM that combines Westrock’s and ECOM’s Rwandan export operations. As a result of the transaction, Westrock holds a 49.9% equity method investment in the joint venture valued at $1.6 million, which is reported in other long-term assets on the Condensed Consolidated Balance Sheets. Our proportionate share of the income or loss of the joint venture is reported in equity in (earnings) loss from unconsolidated entities on the Condensed Consolidated Statements of Operations, and is reported in the results of our SS&T segment.

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

The effective income tax rates for the six months ended June 30, 2025 and 2024 were (3.1)% and (2.9)%, respectively.  The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets.  The effective tax rate for the six months ended June 30, 2025 differs from the effective tax rate for the same period in 2024 primarily due to certain permanent differences, including the Global Intangible Low-Taxed Income ("GILTI") inclusion and nondeductible expenses related to executive compensation, and discrete items.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law in the United States.  The Act contains several provisions related to income taxes, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and restoration of the favorable tax treatment for certain business provisions, including the interest limitation under Section 163(j).  The Company is currently evaluating the impact of the Act.

Recently adopted accounting pronouncements

ASU 2023-05 – Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement”. The amendments in this update require that a joint venture recognize and initially measure assets contributed and liabilities assumed at fair value upon its formation in the joint venture’s separate financial statements. The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company adopted the amendments within ASU 2023-05 effective January 1, 2025. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

Substantially all our client contracts require that we be compensated for services performed to date. This is upon completion of production, shipment of goods or upon delivery to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and costs of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.

At times, the Company may enter into agreements in which its SS&T segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such transactions are accounted for as financing transactions in accordance with ASC 606.  At June 30, 2025 and December 31, 2024, the Company had $0.5 million and $0.6 million, respectively, of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfer to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales on our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2025, we recorded $10.6 million and $14.2 million of net unrealized gains, respectively, within costs of sales. For the three and six months ended June 30, 2024, we recorded $0.1 million of net unrealized losses and $2.2 million of net unrealized gains, respectively, within costs of sales.

For the three and six months ended June 30, 2025, the Company recognized $72.4 million and $122.0 million in revenues under ASC 815, respectively, and for the three and six months ended June 30, 2024, the Company recognized $44.1 million and $79.1 million in revenues under ASC 815, respectively, which are reported within the Company’s SS&T segment.

Contract Estimates

The nature of the Company’s contracts gives rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.8 million and $1.8 million at June 30, 2025 and December 31, 2024, respectively. Other accrued deductions were $2.2 million and $2.0 million at June 30, 2025 and December 31, 2024, respectively, and are included as a reduction to accounts receivable, net in the Condensed Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company did not have any material contract liabilities as of June 30, 2025 or December 31, 2024. Revenue recognized during the three and six months ended June 30, 2025, that was included in the contract liabilities balance as of March 31, 2025 and December 31, 2024, respectively, was not material. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At June 30, 2025 and December 31, 2024, accounts receivable, net included $92.6 million and $104.8 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of June 30, 2025 and December 31, 2024, no costs were capitalized as all arrangements were less than a year.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Coffee & tea	$153,966	$115,077	$274,633	$233,845
Flavors, extracts & ingredients	53,980	47,366	97,229	85,782
Other	868	810	1,031	1,685
Green coffee	72,045	45,136	121,762	79,577
Net sales	$280,859	$208,389	$494,655	$400,889

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
United States	$216,169	$166,936	$385,485	$327,070
All other countries	64,690	41,453	109,170	73,819
Net sales	$280,859	$208,389	$494,655	$400,889

For the three and six months ended June 30, 2025 and 2024, other than the United States, no country accounted for more than 10 percent of our consolidated net sales.

Note 5. Inventories

The following table summarizes inventories as of June 30, 2025 and December 31, 2024:

(Thousands)	June 30, 2025	December 31, 2024
Raw materials	$96,170	$82,412
Finished goods	44,941	32,520
Green coffee	53,133	48,391
Total inventories	$194,244	$163,323

Green coffee inventories represent green coffee held for resale. At June 30, 2025 and December 31, 2024, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 6. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of June 30, 2025 and December 31, 2024:

(Dollars in Thousands)	Depreciable Lives	June 30, 2025	December 31, 2024
Land		$5,160	$6,581
Buildings	10-40 years	182,818	175,171
Leasehold improvements(1)		12,455	12,320
Plant equipment	3-15 years	275,326	249,933
Vehicles and transportation equipment	3-5 years	265	615
IT systems	3-7 years	12,869	12,717
Furniture and fixtures	3-10 years	7,470	7,373
Customer beverage equipment(2)	3-5 years	22,312	21,826
Lease right-of-use assets(3)		81	81
Construction in progress and equipment deposits		85,677	85,279
		604,433	571,896
Less: accumulated depreciation		(123,780)	(104,885)
Property, plant and equipment, net		$480,653	$467,011

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three and six months ended June 30, 2025 was $13.0 million and $22.8 million, respectively, and depreciation expense for the three and six months ended June 30, 2024 was $5.8 million and $11.3 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at June 30, 2025 are expected to be in production use.

Note 7. Goodwill

The following table reflects the carrying amount of goodwill as of June 30, 2025 and December 31, 2024:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2024
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at June 30, 2025
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 8. Intangible Assets, Net

The following table summarizes intangible assets, net as of June 30, 2025 and December 31, 2024:

	June 30, 2025
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(38,051)	$110,597
Favorable lease asset	220	(220)	—
Software	1,173	(850)	323
Intangible assets, net	$150,041	$(39,121)	$110,920

	December 31, 2024
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(34,197)	$114,451
Favorable lease asset	220	(209)	11
Software	1,243	(826)	417
Intangible assets, net	$150,111	$(35,232)	$114,879

Amortization expense of intangible assets was $2.0 million and $3.9 million for the three and six months ended June 30, 2025, respectively, and amortization expense of intangible assets was $2.1 million and $4.1 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the weighted average useful life for definite-lived intangibles is approximately 20 years.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024
Right-of-use operating lease assets	Operating lease right-of-use assets	$61,955	$63,380
Operating lease liabilities - current	Accrued expenses and other current liabilities	4,666	4,420
Operating lease liabilities - noncurrent	Operating lease liabilities	59,553	60,692

During the six months ended June 30, 2025 and 2024, the Company obtained approximately $1.2 million and $1.0 million, respectively, of right-of-use operating lease assets in exchange for lease obligations.

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

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs for the three and six months ended June 30, 2025 and 2024, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Operating lease cost	$2,536	$2,772	$5,012	$5,564
Short-term lease cost	361	228	567	461
Total	$2,897	$3,000	$5,579	$6,025

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted-average discount rate	7.8%	7.7%
Weighted-average remaining lease term	11.8 years	12.1 years

Supplemental cash flow information about the Company’s leases as of June 30, 2025 and 2024, respectively, is as follows:

	Six Months Ended June 30,
(Thousands)	2025	2024
Cash paid related to operating lease liabilities	$4,564	$4,981

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of June 30, 2025.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2025 are as follows:

(Thousands)
2025	$5,244
2026	8,916
2027	8,736
2028	8,141
2029	8,184
Thereafter	62,299
Total future minimum lease payments	101,520
Less: imputed interest	(37,301)
Present value of minimum lease payments	$64,219

Note 10. Debt

Our long-term debt at June 30, 2025 and December 31, 2024 is as follows:

(Thousands)	June 30, 2025	December 31, 2024
Term loan facility	$150,938	$155,313
Delayed draw term loan facility	46,875	48,125
Revolving credit facility	172,500	112,500
Convertible notes payable	72,000	72,000
International trade finance lines	75,170	54,659
International notes payable	4,500	5,111
Other loans	14	19
Total debt	521,997	447,727
Unamortized debt costs	(3,037)	(3,425)
Current maturities of long-term debt	(16,469)	(14,057)
Convertible notes payable - related party, net	(49,741)	(49,706)
Short-term debt	(75,170)	(54,659)
Long-term debt, net	$377,580	$325,880

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

At June 30, 2025, we had $172.5 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.2%, and we had $2.6 million of standby letters of credit outstanding. At June 30, 2025, the interest rate applicable to our Term Loan Facility was 8.2% and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.3%.

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

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 6.00x for the test period ending June 30, 2025, (b) 5.50x for the test period ending September 30, 2025, and (c) 5.25x for the test period ending December 31, 2025. In addition, the minimum liquidity covenant will not apply after the Covenant Relief Period ends. As of June 30, 2025, the Company was in compliance with its financial covenants.

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

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At June 30, 2025, the carrying value of the Convertible Notes was $71.6 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

On March 7, 2025, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was increased from $75.0 million to $85.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

At June 30, 2025, there was $75.2 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of June 30, 2025.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At June 30, 2025, there was $4.5 million of outstanding borrowings under the facility, of which $3.5 million and $1.0 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of June 30, 2025.

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

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares outstanding at June 30, 2025 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.2 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares. For the three and six months ended June 30, 2024, the Company recorded $0.1 million and $0.2 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares.

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

The Company re-measures the fair value of the Westrock Public Warrants (defined below) based on the quoted market price of the Westrock Public Warrants. Prior to the Offer described below, the Westrock Private Warrants (defined below) were valued using a binomial lattice valuation model. For the three and six months ended June 30, 2024, the Company recognized $1.6 million and $1.7 million, respectively, of gains related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Condensed Consolidated Statements of Operations. No such gains or losses were recognized during the three and six months ended June 30, 2025.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended June 30, 2025 and 2024.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 49.2 million pounds and 11.0 million pounds as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 53.3 million pounds and 99.9 million pounds, respectively. During the three and six months ended June 30, 2024, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 20.1 million pounds and 30.0 million pounds, respectively.

Approximately $12.1 million and $22.3 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, respectively. Approximately $3.5 million and $3.6 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the estimated amount of net losses reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $18.0 million.

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

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$—	$3,815
Options contracts(2)	Derivative assets	—	228
Total		$—	$4,043

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$28,176	$15,703
Total		28,176	15,703
Total derivative assets		$28,176	$19,746

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative liabilities	$23,316	$—
Options contracts(2)	Derivative liabilities	1,795	—
Total		$25,111	$—

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$9,988	$11,966
Total derivative liabilities		$35,099	$11,966

1 - The fair value of coffee futures excludes amounts related to margin accounts.

2 - Option contracts include counterparty netting.

The following table presents the pre-tax net gains and losses for our derivative instruments for the three and six months ended June 30, 2025 and 2024, respectively:

		Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	Statement of Operations Location	2025	2024	2025	2024
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$12,121	$3,480	$22,283	$3,572

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$10,596	$(141)	$14,190	$2,200

Note 14. Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at June 30, 2025:

	June 30, 2025
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$52,646	$—	$52,646
Coffee futures contracts	—	—	—	—
Options contracts(1)	—	—	—	—
Forward purchase and sales contracts	—	28,176	—	28,176
Total	$—	$80,822	$—	$80,822

Liabilities:
Coffee futures contracts	$23,316	$—	$—	$23,316
Options contracts(1)	1,795	—	—	1,795
Forward purchase and sales contracts	—	9,988	—	9,988
Total	$25,111	$9,988	$—	$35,099

1 - Option contracts include counterparty netting.

The following table summarizes the fair value of financial instruments at December 31, 2024:

	December 31, 2024
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$47,644	$—	$47,644
Coffee futures contracts	3,815	—	—	3,815
Options contracts	228	—	—	228
Forward purchase and sales contracts	—	15,703	—	15,703
Total	$4,043	$63,347	$—	$67,390

Liabilities:
Forward purchase and sales contracts	—	11,966	—	11,966
Total	$—	$11,966	$—	$11,966

Financial instruments consist primarily of cash, accounts receivable, accounts payable, supply chain finance program obligations, inventory repurchase obligations, convertible notes payable, short-term debt and long-term debt. The carrying amount of cash, accounts receivable, accounts payable, short-term debt and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of June 30, 2025, as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

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

The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at amortized cost. The estimated fair value of the Convertible Notes was $60.0 million as of June 30, 2025, and was determined using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs at June 30, 2025 include the expected volatility and assumed debt yield of 50.0% and 14.7%, respectively.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three and six months ended June 30, 2025 or 2024, requiring these non-financial assets and liabilities to be subsequently recognized at fair value, with the exception of the $0.8 million impairment charge on equipment related to the restructuring activities disclosed in Note 3.

At June 30, 2025, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Condensed Consolidated Balance Sheets. As of June 30, 2025, there have been no adjustments, upward or downward, to the carrying value.

Note 15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Unrealized gain (loss) on derivative instruments:
Balance at beginning of period	$18,095	$3,548	$18,863	$3,362
Other comprehensive income (loss) before reclassifications	(23,945)	8,541	(14,567)	8,878
Amounts reclassified from accumulated comprehensive income	(12,121)	(3,480)	(22,283)	(3,572)
Tax effect	68	(1,241)	84	(1,300)
Balance at end of period	(17,903)	7,368	(17,903)	7,368
Foreign currency translation adjustment
Balance at beginning of period	768	486	721	456
Other comprehensive income (loss) before reclassifications	17	51	64	81
Amounts reclassified from accumulated comprehensive income	(440)	—	(440)	—
Tax effect	—	—	—	—
Balance at end of period	345	537	345	537
Accumulated other comprehensive income (loss) at end of period	$(17,558)	$7,905	$(17,558)	$7,905

Note 16. Equity-Based Compensation

The Company grants restricted stock units (“RSUs”) under the Westrock Coffee Company 2022 Equity Incentive Plan (the “2022 Equity Plan”). RSUs may contain a service, market or performance condition on which vesting is based.

Service-based RSUs vest in equal installments on anniversaries of the grant date over the explicit service period, which ranges from one to four years. The Company recognizes the expense relating to these units on a straight-line basis over the vesting period.

Performance-based RSUs vest upon satisfaction of the Company’s achievement of certain pre-defined performance targets during a stated performance period and are subject to the employee’s continuing employment throughout. The Company recognizes the expense relating to these units over the explicit service period, based on the probability of achievement of the performance targets.

Market-based RSUs vest upon the Company’s achievement of certain stock price targets over a stated measurement period, subject to the employee’s continuing employment throughout. The Company recognizes the expense relating to these units over the derived service period, even if the market condition is not achieved.

The Company recognizes equity-based compensation expense, for its RSU awards, in an amount equal to the grant-date fair value of the respective award. The fair value of service-based RSUs and performance-based RSUs is based on the closing price of the Company’s common stock on the grant date. For market-based RSUs granted during the six months ended June 30, 2025, the Company estimated the fair value of the market-based RSUs on the grant date using a Monte Carlo simulation model with the following assumptions: (i) expected term of 2.8 years, (ii) expected volatility of 50.0% and (iii) risk-free interest rate of 3.8%.

Compensation costs associated with service-based RSUs and performance-based RSUs are recognized only for those awards that ultimately vest, whereas compensation costs associated with market-based RSUs are recognized even if the market condition is never satisfied.

During the six months ended June 30, 2025, the Company granted 1.5 million RSUs with an aggregate fair value of $9.0 million to certain employees and non-employee directors under the 2022 Equity Plan. As of June 30, 2025, there were 3.1 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the six months ended June 30, 2025:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
		Weighted-Average		Weighted-Average		Weighted-Average
		Fair Value at		Fair Value at		Fair Value at
	Units	Grant Date	Units	Grant Date	Units	Grant Date
Outstanding at December 31, 2024	2,444,228	$10.44	—	$—	—	$—
Granted	295,654	6.81	607,610	7.01	607,644	4.52
Forfeited	(11,159)	10.19	—	—	—	—
Vested	(712,983)	10.83	—	—	—	—
Outstanding at June 30, 2025	2,015,740	$9.78	607,610	$7.01	607,644	$4.52

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Warrants	—	19,144	—	19,144
Restricted stock units	1,947	2,860	2,147	2,504
Options	1,255	1,316	1,255	1,322
If-converted securities	34,671	30,517	34,568	25,278

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2025	2024	2025	2024
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(21,477)	$(17,672)	$(48,609)	$(41,258)
Denominator:
Weighted-average common shares outstanding - basic	94,661	88,323	94,480	88,209
Basic earnings (loss) per common share	$(0.23)	$(0.20)	$(0.51)	$(0.47)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(21,477)	$(17,672)	$(48,609)	$(41,258)
Effect of participating securities	—	—	—	—
Effect of non-participating securities	—	—	—	—
Net income (loss) attributable to common shareholders - diluted	$(21,477)	$(17,672)	$(48,609)	$(41,258)
Denominator:
Weighted-average common shares outstanding - basic	94,661	88,323	94,480	88,209
Effect of dilutive participating securities	—	—	—	—
Effect of dilutive non-participating securities	—	—	—	—
Weighted-average common shares outstanding - diluted	94,661	88,323	94,480	88,209

Dilutive (loss) earnings per common share	$(0.23)	$(0.20)	$(0.51)	$(0.47)

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

Selected financial data, including a reconciliation of total reportable segments’ Segment Adjusted EBITDA to loss before income taxes and equity in earnings from unconsolidated entities, is presented below for the periods indicated:

	Three Months Ended June 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$208,814	$72,045	$280,859

Segment Adjusted EBITDA	19,670	3,315	22,985
Less:
Interest expense			13,119
Depreciation and amortization			15,016
Transaction, restructuring and integration expense			2,477
Equity-based compensation			4,750
Conway extract and ready-to-drink facility pre-production costs			9,072
Conway extract and ready-to-drink facility scale up operating costs			7,647
Mark-to-market adjustments			(1,441)
Other			(2,215)
Loss before income taxes and equity in earnings from unconsolidated entities			$(25,440)

Total assets	1,027,048	130,429	1,157,477

(1)	Excludes $2.6 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Three Months Ended June 30, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$163,253	$45,136	$208,389

Segment Adjusted EBITDA	13,245	419	13,664
Less:
Interest expense			7,453
Depreciation and amortization			7,968
Transaction, restructuring and integration expense			4,399
Change in fair value of warrant liabilities			(1,612)
Equity-based compensation			3,025
Impairment charges			831
Conway extract and ready-to-drink facility pre-production costs			12,382
Conway extract and ready-to-drink facility scale up operating costs			1,230
Mark-to-market adjustments			(1,522)
(Gain) loss on disposal of property, plant and equipment			971
Other			886
Loss before income taxes and equity in earnings from unconsolidated entities			$(22,347)

Total assets	965,250	91,123	1,056,373

(1)	Excludes $1.6 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Six Months Ended June 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$372,893	$121,762	$494,655

Segment Adjusted EBITDA	29,253	5,243	34,496
Less:
Interest expense			25,718
Depreciation and amortization			26,771
Transaction, restructuring and integration expense			4,268
Equity-based compensation			8,080
Conway extract and ready-to-drink facility pre-production costs			13,520
Conway extract and ready-to-drink facility scale up operating costs			10,935
Mark-to-market adjustments			(3,514)
(Gain) loss on disposal of property, plant and equipment			7
Other			(459)
Loss before income taxes and equity in earnings from unconsolidated entities			$(50,830)

Total assets	1,027,048	130,429	1,157,477

(1)	Excludes $6.5 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Six Months Ended June 30, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$321,312	$79,577	$400,889

Segment Adjusted EBITDA	24,045	761	24,806
Less:
Interest expense			15,032
Depreciation and amortization			15,516
Transaction, restructuring and integration expense			7,363
Change in fair value of warrant liabilities			(1,653)
Equity-based compensation			5,481
Impairment charges			831
Conway extract and ready-to-drink facility pre-production costs			22,178
Conway extract and ready-to-drink facility scale up operating costs			1,230
Mark-to-market adjustments			(3,162)
(Gain) loss on disposal of property, plant and equipment			973
Other			1,169
Loss before income taxes and equity in earnings from unconsolidated entities			$(40,152)

Total assets	965,250	91,123	1,056,373

(1)	Excludes $3.5 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Significant segment expense for our reportable segments is presented below for the periods indicated:

	Three Months Ended June 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$208,814	$72,045
Less:
Costs of sales	163,565	66,378
Employee related(1)	14,082	1,909
Information technology	1,675	n/a
Advertising & marketing	737	n/a
Professional fees	2,429	n/a
Corporate insurance	1,338	n/a
Freight	2,992	n/a
Other segment expense(2)	2,326	443
Segment Adjusted EBITDA	$19,670	$3,315

(1)	Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.
(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Three Months Ended June 30, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$163,253	$45,136
Less:
Costs of sales	121,899	41,870
Employee related(1)	12,012	1,776
Information technology	1,441	n/a
Advertising & marketing	1,421	n/a
Professional fees	2,272	n/a
Corporate insurance	2,002	n/a
Freight	4,273	n/a
Other segment expense(2)	4,688	1,071
Segment Adjusted EBITDA	$13,245	$419

(1)

Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.

(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Six Months Ended June 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$372,893	$121,762
Less:
Costs of sales	295,005	111,804
Employee related(1)	25,888	3,698
Information technology	3,710	n/a
Advertising & marketing	1,453	n/a
Professional fees	4,522	n/a
Corporate insurance	2,933	n/a
Freight	6,000	n/a
Other segment expense(2)	4,129	1,017
Segment Adjusted EBITDA	$29,253	$5,243

(1)

Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.

(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Six Months Ended June 30, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$321,312	$79,577
Less:
Costs of sales	242,386	73,676
Employee related(1)	23,936	3,326
Information technology	2,815	n/a
Advertising & marketing	2,097	n/a
Professional fees	4,823	n/a
Corporate insurance	4,093	n/a
Freight	7,750	n/a
Other segment expense(2)	9,367	1,814
Segment Adjusted EBITDA	$24,045	$761

(1)

Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.

(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

Note 19. Commitments and Contingencies

On November 27, 2024, Dairy Farmers of America, Inc. (“DFA”) filed a complaint against the Company and certain current and former employees of the Company in the United States District Court for the Western District of Missouri, Case No. 6:24-cv-03332-BCW (W.D. Mo.), which alleged trade secret misappropriation in violation of the Defend Trade Secrets Act and the Missouri Trade Secrets Act and civil conspiracy against the Company. DFA seeks money damages, interest, attorneys’ fees, costs, expenses, and injunctive relief from all defendants. On February 24, 2025, DFA filed an amended complaint, asserting the same causes of action against the Company and adding an individual defendant. On July 1, 2025, the United States District Court for the Western District of Missouri granted the Company’s motion to transfer the case to the United States District Court for the Eastern District of Arkansas. On July 14, 2025, DFA filed a second amended complaint, adding Westrock Beverage Company, LLC as a defendant, withdrawing the claim for civil conspiracy, and adding a claim seeking to pierce the corporate veil between the Company and Westrock Beverage Company, LLC. The Company and Westrock Beverage Company, LLC filed an answer on July 28, 2025, denying the allegations contained in DFA’s complaint and a motion to dismiss the veil-piercing claim.

The trial in this matter is tentatively scheduled to begin on August 10, 2026. The Company intends to defend this matter vigorously and seek all recourse available to it, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

We are subject to various other claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $422.1 million as of June 30, 2025 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

At June 30, 2025, we had an obligation to repurchase $0.5 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

At June 30, 2025, we had a right or obligation to repurchase $9.9 million of inventory associated with Repo Transactions, for which the liability is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

The Condensed Consolidated Financial Statements reflect the following transactions with related parties:

(Thousands)	June 30, 2025	December 31, 2024
Accrued expenses and other current liabilities
Westrock Group	$375	$383
Wooster Capital	94	96
HF Direct Investments Pool, LLC	469	479
Total	$938	$958

(Thousands)	June 30, 2025	December 31, 2024
Convertible notes payable - related party, net:
Westrock Group	$20,000	$20,000
Wooster Capital	5,000	5,000
HF Direct Investments Pool, LLC	25,000	25,000
Total	50,000	50,000
Unamortized debt costs	(259)	(294)
Total	$49,741	$49,706

	Six Months Ended June 30,
(Thousands)	2025	2024
Interest expense:
Westrock Group	$503	$378
Wooster Capital	126	94
HF Direct Investments Pool, LLC	628	472
Total	$1,257	$944

In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expenses. For the three and six months ended June 30, 2025, the Company recognized expenses of $0.2 million and $0.2 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company recognized expenses of $0.3 million and $0.6 million, respectively, for such items. At June 30, 2025 and December 31, 2024, we had $0.1 million payable and $0.1 million payable to Westrock Group, respectively, related to such items.

During the three and six months ended June 30, 2025, Falcon purchased $0.3 million of green coffee from the Rwandan JV, in which the Company has a 49.9% interest. There was no such activity during the three and six months ended June 30, 2024.

Note 21. Subsequent Events

On July 23, 2025, Falcon amended its working capital trade finance facility with multiple institutions. The facility size was increased from $85.0 million to $102.5 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2025. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2024 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2025.

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

Significant Developments

Equity Method Investment and De-Consolidation of Rwanda Trading Company

On April 1, 2025, the Company entered into an agreement with ETC Holdings SA (“ECOM”) that combines Westrock’s and ECOM’s Rwandan export operations (the “Rwandan JV”). This strategic partnership, which was established to trade Arabica coffee from Rwanda and commercially operate wet mill and storage facilities, allows Westrock to scale its operations in Rwanda, improve profitability, and strengthen our ability to provide smallholder farmers and their families the ability to advance their quality of life and economic well-being. The Company contributed its ownership interest in Rwanda Trading Company (“RTC”) and $100,000 in cash in exchange for a 49.9% ownership interest in the Rwandan JV. At June 30, 2025, the Company’s investment and maximum exposure to loss is $1.6 million, which is recorded in other long-term assets on the Condensed Consolidated Balance Sheets. As a result of the transaction, the Company has de-consolidated RTC, de-recognizing $9.3 million of assets, including approximately $2.9 million of cash and cash equivalents, and $10.3 million of liabilities that were previously reported within our Sustainable Sourcing & Traceability segment. Upon de-consolidation, the Company recognized a $2.3 million gain during the three months ended June 30, 2025, which is recorded in other, net on the Condensed Consolidated Statements of Operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Dollars in Thousands)	June 30, 2025	Revenues	June 30, 2024	Revenues
Net sales	$280,859	100.0%	$208,389	100.0%
Costs of sales	239,464	85.3%	166,986	80.1%
Gross profit	41,395	14.7%	41,403	19.9%

Selling, general and administrative expense	53,931	19.2%	51,610	24.8%
Transaction, restructuring and integration expense	2,477	0.9%	4,399	2.1%
Impairment charges	—	0.0%	831	0.4%
Loss on disposal of property, plant and equipment	—	0.0%	971	0.5%
Total operating expenses	56,408	20.1%	57,811	27.7%
Loss from operations	(15,013)	(5.3)%	(16,408)	(7.9)%

Other (income) expense
Interest expense	13,119	4.7%	7,453	3.6%
Change in fair value of warrant liabilities	—	0.0%	(1,612)	(0.8)%
Other, net	(2,692)	(1.0)%	98	0.0%
Loss before income taxes and equity in earnings from unconsolidated entities	(25,440)	(9.1)%	(22,347)	(10.7)%
Income tax expense (benefit)	(370)	(0.1)%	(4,645)	(2.2)%
Equity in (earnings) loss from unconsolidated entities	(3,507)	(1.2)%	57	0.0%
Net loss	$(21,563)	(7.7)%	$(17,759)	(8.5)%
Amortization of Series A Convertible Preferred Shares	86	0.0%	87	0.0%
Net loss attributable to common shareholders	$(21,477)	(7.6)%	$(17,672)	(8.5)%

Net Sales

	Three Months Ended June 30,
(Thousands)	2025	2024
Beverage Solutions	$208,814	$163,253
Sustainable Sourcing & Traceability(1)	72,045	45,136
Total net sales	$280,859	$208,389
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $208.8 million for the three months ended June 30, 2025, increasing 27.9% compared to $163.3 million for the three months ended June 30, 2024. The increase was primarily due to a $38.9 million increase in the sale of coffee and tea products, driven by a 21.1% increase in single serve cup volumes and a 13.7% increase in core roast and ground coffee volumes, and the year over year growth in coffee commodity prices, which are passed through to our customers. In addition, sales of flavors, extracts & ingredients products increased $6.6 million, driven by the ramp up in operations of our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”).

Net Sales from our SS&T segment, net of intersegment revenues, were $72.0 million for the three months ended June 30, 2025, increasing 59.6% compared to $45.1 million for the three months ended June 30, 2024. The increase is driven by an increase in the average sales price per pound, which increased 50.1% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in the average sales price per pound is directly correlated to the global commodities price. SS&T sales volume increased 10.3% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Costs of Sales

	Three Months Ended June 30,
(Thousands)	2025	2024
Beverage Solutions	$174,528	$126,638
Sustainable Sourcing & Traceability	64,936	40,348
Total costs of sales	$239,464	$166,986

In our Beverage Solutions segment, costs of sales increased $47.9 million to $174.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in costs of sales was primarily driven by an increase in sales volumes and an increase in the coffee commodity prices for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

In our SS&T segment, costs of sales increased $24.6 million to $64.9 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase is primarily due to an increase in green coffee costs driven by an increase in underlying commodities pricings. Costs of sales in our SS&T segment for the three months ended June 30, 2025 included $1.4 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $1.5 million of net unrealized gains for the three months ended June 30, 2024.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2025		2024
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$51,661	24.7%	$48,765	29.9%
Sustainable Sourcing & Traceability	2,270	3.2%	2,845	6.3%
Total selling, general and administrative expense	$53,931	19.2%	$51,610	24.8%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $2.9 million to $51.7 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase is primarily due to an increase in operating costs associated with the Conway Facility. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the three months ended June 30, 2024.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the three months ended June 30, 2025 were $2.5 million, approximately $1.9 million of which related to severance costs and $0.4 million of which related to fees related to the establishment of our accounts receivable factoring agreement. During the three months ended June 30, 2024, we incurred $4.4 million of transaction, restructuring and integration expenses, approximately $4.1 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives.

Interest Expense

	Three Months Ended June 30,
(Thousands)	2025	2024
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$4,176	$4,876
Revolving credit facility	3,531	1,075
Convertible notes payable	278	278
Convertible notes payable - related party	632	632
Supply chain finance program	2,062	2,536
International trade finance lines	1,421	1,144
International notes payable	168	212
Other	391	370
Total cash interest	12,659	11,123
Non-cash:
Amortization of deferred financing costs	862	665
Capitalized interest	(402)	(4,335)
Total non-cash interest	460	(3,670)
Total interest expense	$13,119	$7,453

Interest expense for the three months ended June 30, 2025 was $13.1 million compared to $7.5 million for the three months ended June 30, 2024. Interest expense associated with our term loan and delayed draw term loan decreased $0.7 million due to decreased outstanding balances, while interest on our revolving credit facility increased $2.5 million, primarily due to higher outstanding borrowings. During the three months ended June 30, 2025, the Company capitalized approximately $0.4 million of interest costs associated with the build-out of our Conway Facility, compared to $4.3 million of such interest costs for the three months ended June 30, 2024.

Income Tax Expense (Benefit)

Income tax benefit for the three months ended June 30, 2025 was $0.4 million, resulting in an effective tax rate of 1.7%. The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets. Income tax benefit for the three months ended June 30, 2024 was $4.6 million, resulting in an effective tax rate of 20.7%.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Six Months Ended	% of	Six Months Ended	% of
(Dollars in Thousands)	June 30, 2025	Revenues	June 30, 2024	Revenues
Net Sales	$494,655	100.0%	$400,889	100.0%
Costs of sales	424,187	85.8%	322,212	80.4%
Gross profit	70,468	14.2%	78,677	19.6%

Selling, general and administrative expense	94,275	19.1%	96,050	24.0%
Transaction, restructuring and integration expense	4,268	0.9%	7,363	1.8%
Impairment charges	—	0.0%	831	0.2%
Loss on disposal of property, plant and equipment	7	0.0%	973	0.2%
Total operating expenses	98,550	19.9%	105,217	26.2%
Loss from operations	(28,082)	(5.7)%	(26,540)	(6.6)%

Other (income) expense
Interest expense	25,718	5.2%	15,032	3.7%
Change in fair value of warrant liabilities	—	0.0%	(1,653)	(0.4)%
Other, net	(2,970)	(0.6)%	233	0.1%
Loss before income taxes and equity in earnings from unconsolidated entities	(50,830)	(10.3)%	(40,152)	(10.0)%
Income tax expense (benefit)	1,458	0.3%	1,170	0.3%
Equity in (earnings) loss from unconsolidated entities	(3,507)	(0.7)%	110	0.0%
Net loss	$(48,781)	(9.9)%	$(41,432)	(10.3)%
Amortization of Series A Convertible Preferred Shares	172	0.0%	174	0.0%
Net loss attributable to common shareholders	$(48,609)	(9.8)%	$(41,258)	(10.3)%

Net Sales

	Six Months Ended June 30,
(Thousands)	2025	2024
Beverage Solutions	$372,893	$321,312
Sustainable Sourcing & Traceability(1)	121,762	79,577
Total net sales	$494,655	$400,889
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $372.9 million for the six months ended June 30, 2025, increasing 16.1% compared to $321.3 million for the six months ended June 30, 2024. The increase was primarily due to a $40.8 million increase in the sale of coffee and tea products, driven by a 10.7% increase in roast and ground coffee volumes and the year over year growth in coffee commodity prices, which are passed through to our customers. In addition, sales of flavors, extracts & ingredients products increased $11.4 million, driven by the ramp up in operations of the Conway Facility.

Net Sales from our SS&T segment, net of intersegment revenues, were $121.8 million for the six months ended June 30, 2025, increasing 53.0% compared to $79.6 million for the six months ended June 30, 2024. The increase is primarily driven by an increase in the average sales price per pound, which increased 52.3% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in the average sales price per pound is directly correlated to the global commodities price.

Costs of Sales

	Six Months Ended June 30,
(Thousands)	2025	2024
Beverage Solutions	$315,898	$251,698
Sustainable Sourcing & Traceability	108,289	70,514
Total costs of sales	$424,187	$322,212

In our Beverage Solutions segment, costs of sales increased to $315.9 million for the six months ended June 30, 2025, from $251.7 million for the six months ended June 30, 2024. The increase in costs of sales was primarily driven by an increase in the sales volumes, and the year over year growth in coffee commodity prices for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

In our SS&T segment, costs of sales increased $37.8 million to $108.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase is primarily due to an increase in coffee commodity prices. Costs of sales in our SS&T segment for the six months ended June 30, 2025 included $3.5 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $3.2 million of net unrealized gains for the six months ended June 30, 2024.

Selling, General and Administrative Expense

	Six Months Ended June 30,
	2025		2024
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$89,283	23.9%	$90,794	28.3%
Sustainable Sourcing & Traceability	4,992	4.1%	5,256	6.6%
Total selling, general and administrative expense	$94,275	19.1%	$96,050	24.0%

Total selling, general and administrative expenses in our Beverage Solutions segment and our SS&T segment were relatively unchanged compared to the six months ended June 30, 2024.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the six months ended June 30, 2025 were $4.3 million, approximately $2.4 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives, $0.8 million of plant closure costs and $0.4 million of which related to fees related to the establishment of our accounts receivable factoring agreement. During the six months ended June 30, 2024, we incurred $7.4 million of transaction, restructuring and integration expenses, approximately $4.1 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives and $2.2 million of which related to the establishment of our at-the-market common stock offering program.

Interest Expense

	Six Months Ended June 30,
(Thousands)	2025	2024
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$7,809	$9,530
Revolving credit facility	7,117	1,827
Convertible notes payable	553	416
Convertible notes payable - related party	1,257	944
Supply chain finance program	4,056	4,544
International trade finance lines	2,756	2,008
International notes payable	345	398
Other	564	813
Total cash interest	24,457	20,480
Non-cash:
Amortization of deferred financing costs	1,892	1,715
Capitalized interest	(631)	(7,163)
Total non-cash interest	1,261	(5,448)
Total interest expense	$25,718	$15,032

Interest expense for the six months ended June 30, 2025 was $25.7 million compared to $15.0 million for the six months ended June 30, 2024. Interest expense associated with our term loan and delayed draw term loan facilities decreased due to a decrease in outstanding balances, while interest on our revolving credit facility increased $5.3 million, primarily due to higher outstanding borrowings. During the six months ended June 30, 2025, the Company capitalized approximately $0.6 million of interest costs associated with the build-out of our Conway Facility, compared to $7.2 million of such interest costs for the six months ended June 30, 2024.

Income Tax Expense (Benefit)

Income tax expense for the six months ended June 30, 2025 was $1.5 million, resulting in an effective tax rate of (3.1)%. The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets. Income tax expense for the six months ended June 30, 2024 was $1.2 million, resulting in an effective tax rate of (2.9)%.

Critical Accounting Estimates

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 12, 2025. As of June 30, 2025, there have been no material changes to these estimates.

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

We define “EBITDA” as net (loss) income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Consolidated Adjusted EBITDA” as EBITDA before equity-based compensation expense and the impact, which may be recurring in nature, of transaction, restructuring and integration related costs, impairment charges, changes in the fair value of warrant liabilities, non-cash mark-to-market adjustments, certain non-capitalizable costs necessary to place the Conway Facility into commercial production, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, and other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Consolidated Adjusted EBITDA are important supplemental measures to net (loss) income because they provide additional information to evaluate our operating performance on an unleveraged basis.

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

The reconciliation of our net (loss) income to EBITDA and Consolidated Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Net loss	$(21,563)	$(17,759)	$(48,781)	$(41,432)
Interest expense	13,119	7,453	25,718	15,032
Income tax expense (benefit)	(370)	(4,645)	1,458	1,170
Depreciation and amortization	15,016	7,968	26,771	15,516
EBITDA	6,202	(6,983)	5,166	(9,714)
Transaction, restructuring and integration expense	2,477	4,399	4,268	7,363
Change in fair value of warrant liabilities	—	(1,612)	—	(1,653)
Equity-based compensation	4,750	3,025	8,080	5,481
Impairment charges	—	831	—	831
Conway extract and ready-to-drink facility pre-production costs	9,072	12,382	13,520	22,178
Mark-to-market adjustments	(1,441)	(1,522)	(3,514)	(3,162)
(Gain) loss on disposal of property, plant and equipment	—	971	7	973
Other	(5,722)	943	(3,966)	1,279
Consolidated Adjusted EBITDA	$15,338	$12,434	$23,561	$23,576

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

	Three Months Ended	Six Months Ended
(Thousands)	June 30, 2024	June 30, 2024
Consolidated Adjusted EBITDA, as presented	$13,664	$24,806
Conway extract and ready-to-drink facility scale-up operating costs	(1,230)	(1,230)
Consolidated Adjusted EBITDA, as revised	$12,434	$23,576

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

Green coffee, which is our primary raw material, is an exchange traded agricultural commodity that is subject to price fluctuations, the reasons for which are outside of the control of the Company. During the year ended December 31, 2024, the exchange traded “C” market price of green coffee increased approximately 70%, and from January 1, 2025 through the date of this Quarterly Report on Form 10-Q, the “C” market price has continued to fluctuate, at times surpassing $4.00 per pound of green coffee, reaching all-time highs. This increase impacts the entire coffee supply chain, as exporters, traders, suppliers, and roasters require increased working capital to fund rising green coffee costs, and without having access to sufficient working capital, supply chain disruptions may emerge.

In addition, our liquidity may be negatively impacted by recently enacted and/or proposed tariffs and trading restrictions that, absent an exemption, would be applied to imported equipment, commodities and packaging materials. The uncertainty around the long-term tariff rates that could be applied to our importation of products into the U.S. presents significant challenges to our operations and supply chain and may result in future results being significantly different than any outlook given. We cannot predict what additional actions might be considered or implemented by the U.S. or its trade partners, particularly in the current geopolitical environment. The uncertainty could also cause disturbances in ocean shipping capacity that could affect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs. For example, recent tariffs targeting Brazil and other coffee-producing nations could negatively impact our ability and the ability of competitors to source coffee and could lead to an increase in the cost of commodities and adversely affect our profitability. A persistent increase in coffee costs or tariff-impacted equipment or material costs, could adversely affect consumer demand as producers attempt to pass higher costs down the supply chain.

Where possible, we will seek to recover tariff- and inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. A prolonged increase in “C” market prices and/or tariff-impacted costs combined with the near-term costs associated with continuing to build out the remaining portions of the Conway Facility, may require us to evaluate our allocation of working capital, and if we are not able to effectively manage our working capital, or do not have access to sufficient working capital to meet our purchasing needs for green coffee, other commodity inputs, ingredients or supplies (such as materials used in our packaging), we may need to access the debt or equity capital markets, and there is no assurance that we will be able to do so on terms that are favorable to the Company or at all. In addition, we may be required to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition, covenant compliance and ability to achieve our intended business objectives.

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

At June 30, 2025, we had $172.5 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.2% and we had $2.6 million of standby letters of credit outstanding. At June 30, 2025, the interest rate applicable to our Term Loan Facility was 8.2%, and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.3%.

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

The Company believes that its secured net leverage under the Credit Agreement is important to the understanding of the Company’s financial condition and liquidity. At June 30, 2025, the Company’s secured net leverage ratio was 4.75:1.00, compared to a maximum allowable ratio of 6.00:1.00, with such calculation set forth below:

(Thousands, except leverage ratio)	Trailing Twelve-Months
Beverage Solutions Segment Adjusted EBITDA	$58,847
Permissible credit agreement adjustments[1]	11,137
Trailing Twelve-Months Credit Agreement Adjusted EBITDA	$69,984

End of period:
Term loan facility	$150,938
Delayed draw term loan facility	46,875
Revolving credit facility	172,500
Letters of credit outstanding	2,560
Secured debt	372,873
Beverage Solutions unrestricted cash and cash equivalents	(40,707)
Secured net debt	$332,166

Beverage Solutions Credit Agreement secured net leverage ratio	4.75x

1 – Primarily consists of $8.8 million of pro forma run-rate impact of cost savings initiatives, as permitted by the Credit Agreement.

A reconciliation of trailing twelve-months Beverage Solutions Adjusted EBITDA is as follows:

(Thousands)
Year ended December 31, 2024	$53,639
Six months ended June 30, 2025	29,253
Six months ended June 30, 2024	(24,045)
Trailing Twelve-Months Beverage Solutions Adjusted EBITDA	$58,847

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

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At June 30, 2025, the carrying value of the Convertible Notes was $71.6 million, of which $49.7 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

At June 30, 2025, there was $75.2 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of June 30, 2025.

On July 23, 2025, Falcon amended its working capital trade finance facility with multiple institutions. The facility size was increased from $85.0 million to $102.5 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At June 30, 2025, there was $4.5 million of outstanding borrowings under the facility, of which $3.5 million and $1.0 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of June 30, 2025.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. As of June 30, 2025, there were $98.3 million obligations outstanding under the Program.

Receivables Purchase Agreement

On June 27, 2025, the Company entered into a receivable purchase agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”) through which the Company may sell up to $35.0 million of certain trade receivables on a nonrecourse basis to the Factor. Transactions under the Factoring Agreement qualify for true-sale treatment in accordance with Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“ASC 860”), whereby receivables sold to the Factor are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheets. As a part of the Factoring Agreement, we perform certain collection and administrative functions for the receivables sold.

During the six months ended June 30, 2025, the Company received $35.0 million of proceeds under the Factoring Agreement, and approximately $0.4 million of fees were incurred associated with these sales, which are recorded within selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

Green Coffee Repurchase Program

The Company is party to a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At June 30, 2025 and December 31, 2024, the Company had a right, or obligation, to repurchase $9.9 million and $0, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Condensed Consolidated Statements of Cash Flows.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock not to exceed 5,000,000 Common Shares in the aggregate. During the three and six months ended June 30, 2025, the Company had no sales of Common Shares under the ATM Program. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.

Current and Long-Term Liquidity

Our liquidity needs are to fund operating expenses, meet debt service obligations, and fund both current and long-term investment activities, which include capital expenditures. A key component of our long-term growth strategy is to complete the commercialization of our Conway Facility, which utilizes state-of-the-art equipment specifically designed to efficiently manufacture and package a wide range of beverages, such as canned or bottled cold brew coffees, lattes, assorted teas, and juice-based products. We are continuing to build out the remaining portions of the facility and expect that the material capital expenditures will be completed by the end of the third quarter of 2025.

We believe cash from operations and borrowings available under the Revolving Credit Facility will provide sufficient cash on-hand to fund our operating expenses, debt service, near-term investment activities and near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base and (iii) continuing to drive margin expansion. However, the Company will continuously evaluate its liquidity needs, especially in light of “C” market price volatility and tariff and trading restrictions (as discussed above) and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund our operating expenses, debt service and near-term investment activities, we may delay and/or reprioritize our near-term growth strategies, which may have an adverse impact on our ability to achieve our growth objectives.

We believe that cash from operations, borrowings available under the Revolving Credit Facility and our ability to obtain future financing will provide sufficient cash on hand to fund our long-term liquidity needs and growth strategies, which include (i) expanding geographically and (ii) finding accretive acquisitions.

Redemptions of Series A Preferred Shares

After February 26, 2028, any holder of Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million. If Westrock was required by the holders to redeem a significant number of Series A Preferred Shares, Westrock may not have enough cash available (including through draws on its credit facility) for other purposes such as paying dividends on the Common Shares, repurchasing Common Shares, financing acquisitions or other expansions, paying employee incentives and/or executing its business strategy. An outflow of a significant amount of cash from Westrock as a result of redemptions of the Series A Preferred Shares may cause a deterioration in the financial condition of Westrock and our ability to pay our other obligations and/or execute our business strategy. The impact of such redemptions on Westrock will depend, among other things, on the financial condition of Westrock at the time of such redemptions, including the amount of available cash on hand and ability to draw on Westrock’s credit facilities or obtain other sources of financing, the business strategies and objectives of Westrock at that time and the magnitude of such redemptions. Additionally, we may reserve cash, refrain from pursuing other business objectives and/or direct cash away from other business objectives to ensure that we have sufficient available cash to satisfy holder redemptions, and this may adversely affect our business and financial condition and ability to execute on our business strategy.

Contractual and Other Obligations

Our material contractual and other obligations include the payment of principal and interest under our debt obligations and future purchase of inventory obligations. Our Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments of 1.25% of the original principal balance. Quarterly payments increase to 1.875% and 2.5% of the original principal balance during the final two years of the Credit Facility, respectively. We have no other material obligations to pay principal amounts of our long-term debt obligations prior to their maturity.

Future purchase obligations of $422.1 million as of June 30, 2025 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $0.5 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase.

At June 30, 2025, we had a right or obligation to repurchase $9.9 million of inventory associated with Repo Transactions, for which the liability is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Capital expenditures for the six months ended June 30, 2025 and 2024 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Six months ended June 30, 2025	$58,765	$1,110	$846	$1,105	$61,826
Six months ended June 30, 2024	$102,742	$1,043	$538	$782	$105,105

We expect that the material capital expenditures will be complete by the end of the third quarter of 2025. If circumstances warrant, we may need to take measures to conserve cash, which may include a suspension, delay, or reduction in growth and/or maintenance capital expenditures. We continually assess our capital expenditure plans in light of developments impacting our business, including the needs of our customers.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included in Item I of Part 1 of this Quarterly Report on Form 10-Q for a detailed discussion of recent accounting pronouncements.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

A description of legal proceedings can be found in Note 19 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements, included in this report at Part I, Item 1- Financial Statements, and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business that were described under Item 1A “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 12, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c)

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Westrock Coffee Company
Date: August 7, 2025	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)