Form 10-Q
period 2025-09-30
Westrock Coffee Co
filed 2025-11-06
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the Registrant had 96,824,910 shares of common stock, par value $0.01 per share, outstanding.

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

Westrock Coffee Company

FORM 10-Q

September 30, 2025

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$33,971	$26,151
Restricted cash	14,413	9,413
Accounts receivable, net of allowance for credit losses of $1,274 and $3,995, respectively	97,660	99,566
Inventories	212,970	163,323
Derivative assets	14,006	19,746
Prepaid expenses and other current assets	20,626	15,444
Total current assets	393,646	333,643

Property, plant and equipment, net	485,111	467,011
Goodwill	116,111	116,111
Intangible assets, net	109,011	114,879
Operating lease right-of-use assets	60,945	63,380
Other long-term assets	13,188	6,756
Total Assets	$1,178,012	$1,101,780

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$17,875	$14,057
Short-term debt	84,120	54,659
Accounts payable	75,674	84,255
Supply chain finance program	98,707	78,838
Derivative liabilities	30,655	11,966
Accrued expenses and other current liabilities	77,477	34,095
Total current liabilities	384,508	277,870

Long-term debt, net	383,534	325,880
Convertible notes payable - related party, net	49,758	49,706
Deferred income taxes	15,397	14,954
Operating lease liabilities	58,742	60,692
Other long-term liabilities	1,041	1,346
Total liabilities	892,980	730,448

Commitments and contingencies (Note 19)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,511 shares and 23,511 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively, $11.50 liquidation value	273,590	273,850

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 96,825 shares and 94,221 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	968	942
Additional paid-in-capital	541,657	519,878
Accumulated deficit	(510,806)	(442,922)
Accumulated other comprehensive income (loss)	(20,377)	19,584
Total shareholders' equity	11,442	97,482

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$1,178,012	$1,101,780

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2025	2024	2025	2024
Net sales	$354,825	$220,860	$849,480	$621,749
Costs of sales	313,423	183,775	737,610	505,987
Gross profit	41,402	37,085	111,870	115,762

Selling, general and administrative expense	46,996	46,132	141,271	142,182
Transaction, restructuring and integration expense	3,029	2,538	7,297	9,901
Impairment charges	—	1,165	—	1,996
Loss (gain) on disposal of property, plant and equipment	8	(8)	15	965
Total operating expenses	50,033	49,827	148,583	155,044
Loss from operations	(8,631)	(12,742)	(36,713)	(39,282)

Other (income) expense
Interest expense	14,023	6,889	39,741	21,921
Change in fair value of warrant liabilities	—	(5,481)	—	(7,134)
Other, net	(992)	(10)	(3,962)	223
Loss before income taxes and equity in earnings from unconsolidated entities	(21,662)	(14,140)	(72,492)	(54,292)
Income tax expense (benefit)	(122)	84	1,336	1,254
Equity in (earnings) loss from unconsolidated entities	(2,437)	35	(5,944)	145
Net loss	$(19,103)	$(14,259)	$(67,884)	$(55,691)
Amortization of Series A Convertible Preferred Shares	88	88	260	262
Net loss attributable to common shareholders	$(19,015)	$(14,171)	$(67,624)	$(55,429)

(Loss) earnings per common share:
Basic	$(0.20)	$(0.16)	$(0.71)	$(0.63)
Diluted	$(0.20)	$(0.16)	$(0.71)	$(0.63)

Weighted-average number of shares outstanding:
Basic	95,569	88,540	94,847	88,320
Diluted	95,569	88,540	94,847	88,320

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2025	2024	2025	2024
Net loss	$(19,103)	$(14,259)	$(67,884)	$(55,691)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	(2,772)	3,762	(39,538)	7,768
Foreign currency translation adjustment	(47)	122	(423)	203
Total other comprehensive income (loss)	(2,819)	3,884	(39,961)	7,971
Comprehensive (loss) income	(21,922)	(10,375)	(107,845)	(47,720)
Amortization of Series A Convertible Preferred Shares	88	88	260	262
Comprehensive loss attributable to common shareholders	$(21,834)	$(10,287)	$(107,585)	$(47,458)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2025	94,708	$947	$526,561	$(491,703)	$(17,558)	$18,247
Net income (loss)	—	—	—	(19,103)	—	(19,103)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	1,910	19	11,896	—	—	11,915
Amortization of Series A Convertible Preferred Shares	—	—	88	—	—	88
Other comprehensive income (loss)	—	—	—	—	(2,819)	(2,819)
Equity-based compensation	207	2	3,627	—	—	3,629
Net share settlement of equity awards	—	—	(515)	—	—	(515)
Balance at September 30, 2025	96,825	$968	$541,657	$(510,806)	$(20,377)	$11,442

Balance at June 30, 2024	88,366	$884	$476,795	$(404,056)	$7,905	$81,528
Net income (loss)	—	—	—	(14,259)	—	(14,259)
Issuance of common shares related to warrant exchange	5,424	54	36,884	—	—	36,938
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	1	—	16	—	—	16
Amortization of Series A Convertible Preferred Shares	—	—	88	—	—	88
Other comprehensive income (loss)	—	—	—	—	3,884	3,884
Equity-based compensation	282	3	3,025	—	—	3,028
Net share settlement of equity awards	—	—	(883)	—	—	(883)
Balance at September 30, 2024	94,073	$941	$515,925	$(418,315)	$11,789	$110,340

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited) (continued)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	94,221	942	519,878	(442,922)	19,584	97,482
Net income (loss)	—	—	—	(67,884)	—	(67,884)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	1,910	19	11,896	—	—	11,915
Amortization of Series A Convertible Preferred Shares	—	—	260	—	—	260
Other comprehensive income (loss)	—	—	—	—	(39,961)	(39,961)
Equity-based compensation	694	7	11,702	—	—	11,709
Net share settlement of equity awards	—	—	(2,079)	—	—	(2,079)
Balance at September 30, 2025	96,825	$968	$541,657	$(510,806)	$(20,377)	$11,442

Balance at December 31, 2023	88,051	$880	$471,666	$(362,624)	$3,818	$113,740
Net income (loss)	—	—	—	(55,691)	—	(55,691)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	60	1	624	—	—	625
Issuance of common shares related to stock options exercised	1	—	12	—	—	12
Issuance of common shares related to warrant exchange	5,424	54	36,884	—	—	36,938
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	1	—	16	—	—	16
Amortization of Series A Convertible Preferred Shares	—	—	262	—	—	262
Other comprehensive income (loss)	—	—	—	—	7,971	7,971
Equity-based compensation	536	6	8,502	—	—	8,508
Net share settlement of equity awards	—	—	(2,041)	—	—	(2,041)
Balance at September 30, 2024	94,073	$941	$515,925	$(418,315)	$11,789	$110,340

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(67,884)	$(55,691)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,669	23,196
Impairment charges	—	1,996
Equity-based compensation	11,709	8,508
Provision for credit losses	165	1,368
Amortization of deferred financing fees included in interest expense	2,744	2,432
Write-off of unamortized deferred financing fees	137	—
Loss on disposal of property, plant and equipment	15	965
Gain on de-consolidation of Rwanda Trading Company	(2,291)	—
Mark-to-market adjustments	(983)	(2,692)
Change in fair value of warrant liabilities	—	(7,134)
Foreign currency transactions	(141)	461
Deferred income tax expense (benefit)	1,336	1,133
Other	(4,784)	1,003
Change in operating assets and liabilities:
Accounts receivable	(3,932)	(4,930)
Inventories	(54,752)	(7,191)
Derivative assets and liabilities	(12,025)	12,685
Prepaid expense and other assets	(1,891)	1,447
Accounts payable	18,795	(2,650)
Accrued liabilities and other	17,410	9,071
Net cash used in operating activities	(55,703)	(16,023)
Cash flows from investing activities:
Additions to property, plant and equipment	(79,885)	(141,451)
Additions to intangible assets	(85)	(144)
Proceeds from sale of equity method investments and non-marketable securities	500	—
Acquisition of equity method investments and non-marketable securities, inclusive of cash contributed	(2,952)	—
Proceeds from sale of property, plant and equipment	329	1,225
Proceeds from deferred purchase price of sold trade receivables	3,924	—
Net cash used in investing activities	(78,169)	(140,370)
Cash flows from financing activities:
Payments on debt	(61,215)	(151,968)
Proceeds from debt	161,923	250,882
Payments on supply chain financing program	(131,068)	(121,203)
Proceeds from supply chain financing program	150,937	114,008
Proceeds from convertible notes payable	—	22,000
Proceeds from convertible notes payable - related party	—	50,000
Payment of debt issuance costs	(2,730)	(3,329)
Payment of convertible notes payable issuance costs	—	(511)
Net proceeds from (repayments of) repurchase agreements	11,161	(7,111)
Net change in unremitted cash collections from servicing factored receivables	7,896	—
Proceeds from exercise of stock options	—	12
Proceeds from issuance of common stock	12,097	635
Payment of equity issuance costs	(181)	(10)
Payment for taxes for net share settlement of equity awards	(2,079)	(2,041)
Net cash provided by financing activities	146,741	151,364
Effect of exchange rate changes on cash	(49)	(131)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,820	(5,160)
Cash and cash equivalents and restricted cash at beginning of period	35,564	37,840
Cash and cash equivalents and restricted cash at end of period	$48,384	$32,680

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$8,648	$8,275
Amounts obtained as beneficial interest in sold trade receivables	5,766	—

The total cash and cash equivalents and restricted cash at September 30, 2025 and 2024 is as follows:

(Thousands)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$33,971	$22,359
Restricted cash	14,413	10,321
Total	$48,384	$32,680

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

On April 1, 2025, the Company entered into an agreement with ETC Holdings SA (“ECOM”) that combines Westrock’s and ECOM’s Rwandan export operations (the “Rwandan JV”). This strategic partnership, which was established to trade Arabica coffee from Rwanda and commercially operate wet mill and storage facilities, allows Westrock to scale its operations in Rwanda, improve profitability, and strengthen our ability to provide smallholder farmers and their families the ability to advance their quality of life and economic well-being. The Company contributed its ownership interest in Rwanda Trading Company (“RTC”) and $100,000 in cash in exchange for a 49.9% ownership interest in the Rwandan JV. As a result of the transaction, the Company de-consolidated RTC, de-recognizing $9.3 million of assets, including approximately $2.9 million of cash and cash equivalents, and $10.3 million of liabilities that were previously reported within our Sustainable Sourcing & Traceability (“SS&T”) segment. Upon de-consolidation, the Company recognized a $2.3 million gain during the three months ended June 30, 2025, which is recorded in other, net on the Condensed Consolidated Statements of Operations. The gain on de-consolidation of RTC is reported as operating activities in the Condensed Consolidated Statements of Cash Flows.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement (as defined herein) and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that projected cash flow from operations, including current projections of the timing and amount of cash flows to be generated from our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”), and available borrowings under its Credit Agreement, as amended, as described in Note 10, will be sufficient to fund operations and to maintain covenant compliance for at least the next twelve months. However, during the nine months ended September 30, 2025, the Company incurred net losses of $67.9 million and net cash outflows from operating activities of $55.7 million. If we are unable to achieve our profitability growth projections and maintain our covenant leverage ratio and minimum liquidity requirements, as a result of, for example, experiencing any adverse impact of changes or further delays in the estimated timing and volume of products to be commercialized in our Conway Facility over the next twelve months, and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants. Our liquidity may also be negatively impacted by recently enacted and/or proposed tariffs and trading restrictions that, absent an exemption, would be applied to imported equipment, commodities and packaging materials. Where possible, we will seek to recover tariff and inflation impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs, which will impact our liquidity.

As further discussed in Note 21, on November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 and entered into an Incremental Assumption Agreement and Amendment No. 5 to its Credit Agreement (as defined in Note 10), which modified certain financial covenants. However, as management’s ability to raise additional capital or amend its financial covenants cannot be assured, if necessary, management has committed to delay growth capital expenditures and/or reduce operating expenses, including headcount, salary and/or bonus reductions, all of which are in the Company’s control, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. If required, the Company will reduce operating costs to ensure compliance with its financial covenants. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Activity in the allowance for credit losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2025	2024	2025	2024
Balance at beginning of period	$1,524	$3,941	$3,995	$2,915
Charged to selling, general and administrative expense	187	342	165	1,368
Write-offs, net	(437)	(836)	(2,886)	(836)
Total	$1,274	$3,447	$1,274	$3,447

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

During the nine months ended September 30, 2025, the Company received cash proceeds of $113.4 million related to the sale of receivables under the Factoring Agreement, remitted approximately $78.5 million of customer payments to the Factor, and incurred approximately $1.0 million of fees associated with these sales, which are recorded within selling, general and administrative expense on the Condensed Consolidated Statements of Operations. At September 30, 2025, the Company held $7.9 million of customer payments that have yet to be remitted to the Factor, which is recorded within restricted cash on the Condensed Consolidated Balance Sheets. At September 30, 2025 and December 31, 2024, there was $1.4 million and $0, respectively, of Deferred Purchase Price on the sold receivables, as defined in the Factoring Agreement, recorded within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Cash received from the initial sale of receivables under the Factoring Agreement is classified within operating activities, and cash received from any Deferred Purchase Price is classified within investing activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Inventories are stated at the lower of cost, determined on the average cost method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and manufacturing overhead costs.

Within our SS&T segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, we recognized $7.3 million of net unrealized gains and $3.4 million of net unrealized losses, respectively, on green coffee inventory associated with our forward sales and purchase contracts. For the three and nine months ended September 30, 2024, we recognized $2.7 million and $3.7 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Capitalized Interest

We capitalize a portion of interest costs incurred related to assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on eligible expenditures incurred during the period involved in bringing the assets to their intended use and the Company’s weighted-average interest rate during the period. For the three and nine months ended September 30, 2025, we capitalized $0.2 million and $0.8 million of interest costs, respectively. For the three and nine months ended September 30, 2024, we capitalized $4.0 million and $11.1 million of interest costs, respectively.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. At September 30, 2025 and December 31, 2024, there were $98.7 million and $78.8 million of obligations outstanding under the Program, respectively.

Green Coffee Repurchase Program

On March 28, 2025, the Company entered into a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At September 30, 2025 and December 31, 2024, the Company had a right, or obligation, to repurchase $11.8 million and $0, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Condensed Consolidated Statements of Cash Flows.

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

The closure of the West Winds facility was completed as of June 30, 2024, and the Company completed the sale of the associated land and buildings during the fourth quarter of 2024. Production in our Richmond, California facility ceased during the third quarter of 2024. During the three and nine months ended September 30, 2024, the Company incurred impairment charges of approximately $1.2 million and $2.0 million, respectively on equipment associated with the plant consolidations, which is reported within impairment charges on the Condensed Consolidated Statements of Operations. The Company incurred total costs related to the plant consolidations of $4.0 million, of which $3.2 million was incurred during the year ended December 31, 2024 and approximately $0.8 million was incurred during the nine months ended September 30, 2025. These charges primarily relate to costs to remove and re-install production equipment into other manufacturing facilities.

In addition, during the second quarter of 2024, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result of this reduction, and the impacts of the consolidation of manufacturing facilities noted above, the Company recognized approximately $4.7 million of one-time employee severance costs during the year ended December 31, 2024. At September 30, 2025, there were no amounts accrued for related to such termination benefits.

The following table summarizes the changes in the Company’s accrual for such employee termination benefits:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Thousands)	2025	2025
Balance at beginning of period	$27	$644
Charges	—	—
Adjustments	—	(186)
Cash paid	(27)	(458)
Balance at end of the period	$-	$-

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

Equity Method Investments

As discussed in Note 2, on April 1, 2025, the Company entered into an agreement with ECOM that combines Westrock’s and ECOM’s Rwandan export operations. As of September 30, 2025, Westrock holds a 49.9% equity method investment in the joint venture with a balance of $7.5 million, which is reported in other long-term assets on the Condensed Consolidated Balance Sheets. Our proportionate share of the income or loss of the joint venture is reported in equity in (earnings) loss from unconsolidated entities on the Condensed Consolidated Statements of Operations, and is reported in the results of our SS&T segment.

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

During the three and nine months ended September 30, 2025, the Company sold 1,909,676 Common Shares under the ATM Program, generating gross proceeds of $12.1 million. The Company incurred equity issuance costs, primarily consisting of commissions, of approximately $0.2 million, during the three and nine months ended September 30, 2025, which were recorded as a direct reduction in additional paid-in-capital. As of September 30, 2025, there were 3,030,324 remaining shares authorized to be sold under the ATM Program.

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

The effective income tax rates for the nine months ended September 30, 2025 and 2024 were (2.0)% and (2.3)%, respectively.  The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets.  The effective tax rate for the nine months ended September 30, 2025 differs from the effective tax rate for the same period in 2024 primarily due to foreign income taxes.

On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two Model Rules, which provide for a global minimum tax of 15% on multinational enterprises (“MNEs”). Several foreign countries have enacted Pillar Two legislation since 2023, and while the United States recently reached an agreement with the G7 nations to exempt U.S.-parented MNEs from key aspects of Pillar Two, how and when the exemption will be implemented remains uncertain. The impact of Pillar Two on the Company’s 2025 effective tax rate is expected to be minimal. Management will continue to monitor future Pillar Two developments for any impacts to the Company’s effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law in the United States. The Act contains several provisions related to income taxes, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and restoration of the favorable tax treatment for certain business provisions, including the interest limitation under Section 163(j). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2026. The effects of the Act were incorporated into our income tax provision for the nine months ended September 30, 2025 and there was no material impact to our income tax expense for the third quarter of 2025. We will continue to evaluate the impacts of the Act and do not expect the Act to have a material impact to our total tax provision.

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

ASU 2025-06 – Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40)

On September 18, 2025, the FASB issued ASU No. 2025-06 “Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40)”. ASU 2025-06 removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. ASU 2025-06 will be effective for annual and interim periods beginning after December 15, 2027, and can be applied on a prospective, modified prospective, or retrospective basis. The Company is currently evaluating the impact that ASU 2025-06 will have on our consolidated financial statements.

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

At times, the Company may enter into agreements in which its SS&T segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such transactions are accounted for as financing transactions in accordance with ASC 606.  At September 30, 2025 and December 31, 2024, the Company had $0 and $0.6 million, respectively, of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfer to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales on our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, we recorded $9.9 million of net unrealized losses and $4.3 million of net unrealized gains, respectively, within costs of sales. For the three and nine months ended September 30, 2024, we recorded $3.3 million and $1.0 million of net unrealized losses, respectively, within costs of sales.

For the three and nine months ended September 30, 2025, the Company recognized $91.8 million and $213.6 million in revenues under ASC 815, respectively, and for the three and nine months ended September 30, 2024, the Company recognized $56.6 million and $135.7 million in revenues under ASC 815, respectively, which are reported within the Company’s SS&T segment.

Contract Estimates

The nature of the Company’s contracts gives rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.6 million and $1.8 million at September 30, 2025 and December 31, 2024, respectively. Other accrued deductions were $2.2 million and $2.0 million at September 30, 2025 and December 31, 2024, respectively, and are included as a reduction to accounts receivable, net in the Condensed Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company did not have any material contract liabilities as of September 30, 2025 or December 31, 2024. Revenue recognized during the three and nine months ended September 30, 2025, that was included in the contract liabilities balance as of June 30, 2025 and December 31, 2024, respectively, was not material. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At September 30, 2025 and December 31, 2024, accounts receivable, net included $101.1 million and $104.8 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of September 30, 2025 and December 31, 2024, no costs were capitalized as all arrangements were less than a year.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2025	2024	2025	2024
Coffee & tea	$186,405	$115,456	$461,038	$349,301
Flavors, extracts & ingredients	75,895	47,424	173,124	133,205
Other	729	1,130	1,760	2,816
Green coffee	91,796	56,850	213,558	136,427
Net sales	$354,825	$220,860	$849,480	$621,749

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2025	2024	2025	2024
United States	$273,143	$169,472	$658,628	$496,542
All other countries	81,682	51,388	190,852	125,207
Net sales	$354,825	$220,860	$849,480	$621,749

For the three and nine months ended September 30, 2025 and 2024, other than the United States, no country accounted for more than 10 percent of our consolidated net sales.

Note 5. Inventories

The following table summarizes inventories as of September 30, 2025 and December 31, 2024:

(Thousands)	September 30, 2025	December 31, 2024
Raw materials	$99,605	$82,412
Finished goods	40,565	32,520
Green coffee	72,800	48,391
Total inventories	$212,970	$163,323

Green coffee inventories represent green coffee held for resale. At September 30, 2025 and December 31, 2024, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 6. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of September 30, 2025 and December 31, 2024:

(Dollars in Thousands)	Depreciable Lives	September 30, 2025	December 31, 2024
Land		$5,160	$6,581
Buildings	10-40 years	182,818	175,171
Leasehold improvements(1)		12,471	12,320
Plant equipment	3-15 years	292,125	249,933
Vehicles and transportation equipment	3-5 years	265	615
IT systems	3-7 years	12,963	12,717
Furniture and fixtures	3-10 years	7,507	7,373
Customer beverage equipment(2)	3-5 years	22,493	21,826
Lease right-of-use assets(3)		81	81
Construction in progress and equipment deposits		84,869	85,279
		620,752	571,896
Less: accumulated depreciation		(135,641)	(104,885)
Property, plant and equipment, net		$485,111	$467,011

1 – Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 – Customer beverage equipment consists of brewers held on site at customer locations.

3 – Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three and nine months ended September 30, 2025 was $12.0 million and $34.8 million, respectively, and depreciation expense for the three and nine months ended September 30, 2024 was $5.8 million and $17.1 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at September 30, 2025 are expected to be in production use.

Note 7. Goodwill

The following table reflects the carrying amount of goodwill as of September 30, 2025 and December 31, 2024:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2024
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at September 30, 2025
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 8. Intangible Assets, Net

The following table summarizes intangible assets, net as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(39,980)	$108,668
Favorable lease asset	220	(220)	—
Software	1,219	(876)	343
Intangible assets, net	$150,087	$(41,076)	$109,011

	December 31, 2024
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(34,197)	$114,451
Favorable lease asset	220	(209)	11
Software	1,243	(826)	417
Intangible assets, net	$150,111	$(35,232)	$114,879

Amortization expense of intangible assets was $2.0 million and $5.9 million for the three and nine months ended September 30, 2025, respectively, and amortization expense of intangible assets was $2.0 million and $6.1 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the weighted average useful life for definite-lived intangibles is approximately 20 years.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	September 30, 2025	December 31, 2024
Right-of-use operating lease assets	Operating lease right-of-use assets	$60,945	$63,380
Operating lease liabilities - current	Accrued expenses and other current liabilities	4,715	4,420
Operating lease liabilities - noncurrent	Operating lease liabilities	58,742	60,692

During the nine months ended September 30, 2025 and 2024, the Company obtained approximately $1.5 million and $1.0 million, respectively, of right-of-use operating lease assets in exchange for lease obligations.

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

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs for the three and nine months ended September 30, 2025 and 2024, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2025	2024	2025	2024
Operating lease cost	$2,574	$2,678	$7,586	$8,242
Short-term lease cost	369	269	936	730
Total	$2,943	$2,947	$8,522	$8,972

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted-average discount rate	7.8%	7.7%
Weighted-average remaining lease term	11.6 years	12.1 years

Supplemental cash flow information about the Company’s leases as of September 30, 2025 and 2024, respectively, is as follows:

	Nine Months Ended September 30,
(Thousands)	2025	2024
Cash paid related to operating lease liabilities	$6,888	$7,363

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of September 30, 2025.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2025 are as follows:

(Thousands)
2025	$3,092
2026	8,994
2027	8,814
2028	8,219
2029	8,263
Thereafter	62,313
Total future minimum lease payments	99,695
Less: imputed interest	(36,238)
Present value of minimum lease payments	$63,457

Note 10. Debt

Our long-term debt at September 30, 2025 and December 31, 2024 is as follows:

(Thousands)	September 30, 2025	December 31, 2024
Term loan facility	$148,750	$155,313
Delayed draw term loan facility	46,250	48,125
Revolving credit facility	182,500	112,500
Convertible notes payable	72,000	72,000
International trade finance lines	84,120	54,659
International notes payable	4,500	5,111
Other loans	10	19
Total debt	538,130	447,727
Unamortized debt costs	(2,843)	(3,425)
Current maturities of long-term debt	(17,875)	(14,057)
Convertible notes payable - related party, net	(49,758)	(49,706)
Short-term debt	(84,120)	(54,659)
Long-term debt, net	$383,534	$325,880

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

At September 30, 2025, we had $182.5 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.1%, and we had $2.0 million of standby letters of credit outstanding. At September 30, 2025, the interest rate applicable to our Term Loan Facility was 7.9% and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.2%.

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

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 6.00x for the test period ending June 30, 2025, (b) 5.50x for the test period ending September 30, 2025, and (c) 5.25x for the test period ending December 31, 2025. In addition, the minimum liquidity covenant will not apply after the Covenant Relief Period ends. As of September 30, 2025, the Company was in compliance with its financial covenants.

We incurred a total of $1.4 million in financing fees in connection with the Fourth Amendment. The fees were allocated to the Revolving Credit Facility, are reported within other long-term assets on the Condensed Consolidated Balance Sheets and are being amortized ratably over the remaining term of the Revolving Credit Facility.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $4.2 million (1.875% of the original principal balance), increasing to approximately $5.6 million (2.5% of the original principal balance) during the final year of the agreements.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”), of which $50.0 million was from related parties (See Note 20). The Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At September 30, 2025, the carrying value of the Convertible Notes was $71.7 million, of which $49.8 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

At September 30, 2025, there was $84.1 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of September 30, 2025.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At September 30, 2025, there was $4.5 million of outstanding borrowings under the facility, of which $3.5 million and $1.0 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of September 30, 2025.

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

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares outstanding at September 30, 2025 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.3 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares. For the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.3 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares.

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

The Company re-measures the fair value of the Westrock Public Warrants (defined below) based on the quoted market price of the Westrock Public Warrants. Prior to the Offer described below, the Westrock Private Warrants (defined below) were valued using a binomial lattice valuation model. For the three and nine months ended September 30, 2024, the Company recognized $5.5 million and $7.1 million, respectively, of gains related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Condensed Consolidated Statements of Operations. No such gains or losses were recognized during the three and nine months ended September 30, 2025.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended September 30, 2025 and 2024.

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

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 40.7 million pounds and 11.0 million pounds as of September 30, 2025 and

December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 112.8 million pounds and 212.7 million pounds, respectively. During the three and nine months ended September 30, 2024, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 28.7 million pounds and 58.5 million pounds, respectively.

Approximately $3.7 million and $26.0 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively. Approximately $4.3 million and $7.9 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the estimated amount of net losses reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $21.4 million.

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

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$—	$3,815
Options contracts(2)	Derivative assets	—	228
Total		$—	$4,043

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$14,006	$15,703
Total		14,006	15,703
Total derivative assets		$14,006	$19,746

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative liabilities	$23,180	$—
Options contracts(2)	Derivative liabilities	906	—
Total		$24,086	$—

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$6,569	$11,966
Total derivative liabilities		$30,655	$11,966

1 – The fair value of coffee futures contracts excludes amounts related to margin accounts.

2 – Options contracts include counterparty netting.

The following table presents the pre-tax net gains and losses for our derivative instruments for the three and nine months ended September 30, 2025 and 2024, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	Statement of Operations Location	2025	2024	2025	2024
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$3,705	$4,297	$25,988	$7,869

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$(9,850)	$(3,264)	$4,339	$(997)

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at September 30, 2025:

	September 30, 2025
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$72,800	$—	$72,800
Forward purchase and sales contracts	—	14,006	—	14,006
Total	$—	$86,806	$—	$86,806

Liabilities:
Coffee futures contracts	$23,180	$—	$—	$23,180
Options contracts(1)	906	—	—	906
Forward purchase and sales contracts	—	6,569	—	6,569
Total	$24,086	$6,569	$—	$30,655

1 – Options contracts include counterparty netting.

The following table summarizes the fair value of financial instruments at December 31, 2024:

	December 31, 2024
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$47,644	$—	$47,644
Coffee futures contracts	3,815	—	—	3,815
Options contracts	228	—	—	228
Forward purchase and sales contracts	—	15,703	—	15,703
Total	$4,043	$63,347	$—	$67,390

Liabilities:
Forward purchase and sales contracts	—	11,966	—	11,966
Total	$—	$11,966	$—	$11,966

Financial instruments consist primarily of cash, accounts receivable, accounts payable, supply chain finance program obligations, inventory repurchase obligations, convertible notes payable, short-term debt and long-term debt. The carrying amount of cash, accounts receivable, accounts payable, short-term debt and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of September 30, 2025, as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

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

The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at amortized cost. The estimated fair value of the Convertible Notes was $58.9 million as of September 30, 2025, and was determined using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs at September 30, 2025 include the expected volatility and assumed debt yield of 50.0% and 14.5%, respectively.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three and nine months ended September 30, 2025 or 2024, requiring these non-financial assets and liabilities to be subsequently recognized at fair value, with the exception of the impairment charges on equipment related to the restructuring activities disclosed in Note 3.

At September 30, 2025, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Condensed Consolidated Balance Sheets. As of September 30, 2025, there have been no adjustments, upward or downward, to the carrying value.

Note 15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2025	2024	2025	2024
Unrealized gain (loss) on derivative instruments:
Balance at beginning of period	$(17,903)	$7,368	$18,863	$3,362
Other comprehensive income (loss) before reclassifications	213	9,279	(14,354)	18,157
Amounts reclassified from accumulated comprehensive income	(3,705)	(4,297)	(25,988)	(7,869)
Tax effect	720	(1,220)	804	(2,520)
Balance at end of period	(20,675)	11,130	(20,675)	11,130
Foreign currency translation adjustment
Balance at beginning of period	345	537	721	456
Other comprehensive income (loss) before reclassifications	(20)	122	44	203
Amounts reclassified from accumulated comprehensive income	(27)	—	(467)	—
Tax effect	—	—	—	—
Balance at end of period	298	659	298	659
Accumulated other comprehensive income (loss) at end of period	$(20,377)	$11,789	$(20,377)	$11,789

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

The Company recognizes equity-based compensation expense, for its RSU awards, in an amount equal to the grant-date fair value of the respective award. The fair value of service-based RSUs and performance-based RSUs is based on the closing price of the Company’s common stock on the grant date. For market-based RSUs granted during the nine months ended September 30, 2025, the Company estimated the fair value of the market-based RSUs on the grant date using a Monte Carlo simulation model with the following assumptions: (i) expected term of 2.8 years, (ii) expected volatility of 50.0% and (iii) risk-free interest rate of 3.8%.

Compensation costs associated with service-based RSUs and performance-based RSUs are recognized only for those awards that ultimately vest, whereas compensation costs associated with market-based RSUs are recognized even if the market condition is never satisfied.

During the nine months ended September 30, 2025, the Company granted 1.5 million RSUs with an aggregate fair value of $9.1 million to certain employees and non-employee directors under the 2022 Equity Plan. As of September 30, 2025, there were 3.2 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the nine months ended September 30, 2025:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
		Weighted-Average		Weighted-Average		Weighted-Average
		Fair Value at		Fair Value at		Fair Value at
	Units	Grant Date	Units	Grant Date	Units	Grant Date
Outstanding at December 31, 2024	2,444,228	$10.44	—	$—	—	$—
Granted	297,654	6.81	609,818	7.00	609,855	4.52
Forfeited	(51,300)	10.28	(34,410)	6.99	(34,412)	4.52
Vested	(1,014,993)	11.03	—	—	—	—
Outstanding at September 30, 2025	1,675,589	$9.45	575,408	$7.01	575,443	$4.52

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2025	2024	2025	2024
Warrants	—	18,941	—	19,076
Restricted stock units	1,874	2,687	2,057	2,565
Options	1,166	1,297	1,225	1,313
If-converted securities	35,472	31,726	34,857	29,688

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2025	2024	2025	2024
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(19,015)	$(14,171)	$(67,624)	$(55,429)
Denominator:
Weighted-average common shares outstanding - basic	95,569	88,540	94,847	88,320
Basic earnings (loss) per common share	$(0.20)	$(0.16)	$(0.71)	$(0.63)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(19,015)	$(14,171)	$(67,624)	$(55,429)
Effect of participating securities	—	—	—	—
Effect of non-participating securities	—	—	—	—
Net income (loss) attributable to common shareholders - diluted	$(19,015)	$(14,171)	$(67,624)	$(55,429)
Denominator:
Weighted-average common shares outstanding - basic	95,569	88,540	94,847	88,320
Effect of dilutive participating securities	—	—	—	—
Effect of dilutive non-participating securities	—	—	—	—
Weighted-average common shares outstanding - diluted	95,569	88,540	94,847	88,320

Dilutive (loss) earnings per common share	$(0.20)	$(0.16)	$(0.71)	$(0.63)

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

Selected financial data, including a reconciliation of total reportable segments’ Segment Adjusted EBITDA to loss before income taxes and equity in earnings from unconsolidated entities, is presented below for the periods indicated:

	Three Months Ended September 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$263,029	$91,796	$354,825

Segment Adjusted EBITDA	20,422	5,755	26,177
Less:
Interest expense			14,023
Depreciation and amortization			13,898
Transaction, restructuring and integration expense			3,029
Equity-based compensation			3,629
Conway extract and ready-to-drink facility pre-production costs			5,246
Conway extract and ready-to-drink facility scale up operating costs			3,018
Mark-to-market adjustments			2,531
(Gain) loss on disposal of property, plant and equipment			8
Other			2,457
Loss before income taxes and equity in earnings from unconsolidated entities			$(21,662)

Total assets	1,038,389	139,623	1,178,012

(1)	Excludes $1.5 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Three Months Ended September 30, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$164,010	$56,850	$220,860

Segment Adjusted EBITDA	11,752	2,475	14,227
Less:
Interest expense			6,889
Depreciation and amortization			7,680
Transaction, restructuring and integration expense			2,538
Change in fair value of warrant liabilities			(5,481)
Equity-based compensation			3,028
Impairment charges			1,165
Conway extract and ready-to-drink facility pre-production costs			7,937
Conway extract and ready-to-drink facility scale up operating costs			3,958
Mark-to-market adjustments			470
(Gain) loss on disposal of property, plant and equipment			(8)
Other			191
Loss before income taxes and equity in earnings from unconsolidated entities			$(14,140)

Total assets	973,085	104,029	1,077,114

(1)	Excludes $3.3 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Nine Months Ended September 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$635,922	$213,558	$849,480

Segment Adjusted EBITDA	49,675	10,998	60,673
Less:
Interest expense			39,741
Depreciation and amortization			40,669
Transaction, restructuring and integration expense			7,297
Equity-based compensation			11,709
Conway extract and ready-to-drink facility pre-production costs			18,766
Conway extract and ready-to-drink facility scale up operating costs			13,953
Mark-to-market adjustments			(983)
(Gain) loss on disposal of property, plant and equipment			15
Other			1,998
Loss before income taxes and equity in earnings from unconsolidated entities			$(72,492)

Total assets	1,038,389	139,623	1,178,012

(1)	Excludes $7.9 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Nine Months Ended September 30, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$485,322	$136,427	$621,749

Segment Adjusted EBITDA	35,797	3,236	39,033
Less:
Interest expense			21,921
Depreciation and amortization			23,196
Transaction, restructuring and integration expense			9,901
Change in fair value of warrant liabilities			(7,134)
Equity-based compensation			8,508
Impairment charges			1,996
Conway extract and ready-to-drink facility pre-production costs			30,115
Conway extract and ready-to-drink facility scale up operating costs			5,188
Mark-to-market adjustments			(2,692)
(Gain) loss on disposal of property, plant and equipment			965
Other			1,361
Loss before income taxes and equity in earnings from unconsolidated entities			$(54,292)

Total assets	973,085	104,029	1,077,114

(1)	Excludes $6.8 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Significant segment expense for our reportable segments is presented below for the periods indicated:

	Three Months Ended September 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$263,029	$91,796
Less:
Costs of sales	214,306	85,079
Employee related(1)	16,438	1,956
Information technology	1,826	n/a
Advertising & marketing	424	n/a
Professional fees	2,587	n/a
Corporate insurance	1,929	n/a
Freight	3,071	n/a
Other segment expense(2)	2,026	(994)
Segment Adjusted EBITDA	$20,422	$5,755

(1)	Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.
(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Three Months Ended September 30, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$164,010	$56,850
Less:
Costs of sales	126,896	51,543
Employee related(1)	11,081	2,146
Information technology	1,499	n/a
Advertising & marketing	863	n/a
Professional fees	2,697	n/a
Corporate insurance	1,714	n/a
Freight	3,388	n/a
Other segment expense(2)	4,120	686
Segment Adjusted EBITDA	$11,752	$2,475

(1)

Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.

(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Nine Months Ended September 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$635,922	$213,558
Less:
Costs of sales	509,311	196,883
Employee related(1)	42,326	5,654
Information technology	5,536	n/a
Advertising & marketing	1,877	n/a
Professional fees	7,109	n/a
Corporate insurance	4,862	n/a
Freight	9,071	n/a
Other segment expense(2)	6,155	23
Segment Adjusted EBITDA	$49,675	$10,998

(1)

Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.

(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Nine Months Ended September 30, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$485,322	$136,427
Less:
Costs of sales	369,282	125,219
Employee related(1)	35,017	5,472
Information technology	4,314	n/a
Advertising & marketing	2,960	n/a
Professional fees	7,520	n/a
Corporate insurance	5,807	n/a
Freight	11,138	n/a
Other segment expense(2)	13,487	2,500
Segment Adjusted EBITDA	$35,797	$3,236

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

Note 19. Commitments and Contingencies

On November 27, 2024, Dairy Farmers of America, Inc. (“DFA”) filed a complaint against the Company and certain current and former employees of the Company in the United States District Court for the Western District of Missouri, which alleged trade secret misappropriation in violation of the Defend Trade Secrets Act and the Missouri Trade Secrets Act and civil conspiracy against the Company. DFA seeks money damages, interest, attorneys’ fees, costs, expenses, and injunctive relief from all defendants. On February 24, 2025, DFA filed an amended complaint, asserting the same causes of action against the Company and adding an individual defendant. On July 1, 2025, the United States District Court for the Western District of Missouri granted the Company’s motion to transfer the case to the United States District Court for the Eastern District of Arkansas, Case No. 4:25-cv-00662-JM. On July 14, 2025, DFA filed a second amended complaint, adding Westrock Beverage Company, LLC as a defendant, withdrawing the claim for civil conspiracy, and adding a claim seeking to pierce the corporate veil between the Company and Westrock Beverage Company, LLC. The Company and Westrock Beverage Company, LLC filed an answer on July 28, 2025, denying the allegations contained in DFA’s complaint, and also filed a motion to dismiss the veil-piercing claim. On October 28, 2025, the Court granted the motion to dismiss the veil-piercing claim.

Discovery has commenced, and a date has not yet been set for a trial in this matter. The Company intends to defend this matter vigorously and seek all recourse available to it, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

We are subject to various other claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $218.5 million as of September 30, 2025 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

At September 30, 2025, we had no obligation to repurchase inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. At December 31, 2024, the Company had $0.6 million of such obligations. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

At September 30, 2025, we had a right or obligation to repurchase $11.8 million of inventory associated with Repo Transactions, for which the liability is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

The Condensed Consolidated Financial Statements reflect the following transactions with related parties:

(Thousands)	September 30, 2025	December 31, 2024
Accrued expenses and other current liabilities
Westrock Group	$128	$383
Wooster Capital	32	96
HF Direct Investments Pool, LLC	160	479
Total	$320	$958

(Thousands)	September 30, 2025	December 31, 2024
Convertible notes payable - related party, net:
Westrock Group	$20,000	$20,000
Wooster Capital	5,000	5,000
HF Direct Investments Pool, LLC	25,000	25,000
Total	50,000	50,000
Unamortized debt costs	(242)	(294)
Total	$49,758	$49,706

	Nine Months Ended September 30,
(Thousands)	2025	2024
Interest expense:
Westrock Group	$758	$633
Wooster Capital	190	158
HF Direct Investments Pool, LLC	948	792
Total	$1,896	$1,583

In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expenses. For the three and nine months ended September 30, 2025, the Company recognized expenses of $0 and $0.2 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company recognized expenses of $0.1 million and $0.7 million, respectively, for such items. At September 30, 2025 and December 31, 2024, we had no amounts payable and $0.1 million payable to Westrock Group, respectively, related to such items.

During the three and nine months ended September 30, 2025, Falcon purchased $3.8 million and $4.1 million, respectively, of green coffee from the Rwandan JV, in which the Company has a 49.9% interest. There was no such activity during the three and nine months ended September 30, 2024.

Note 21. Subsequent Events

On November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 (the “2031 Convertible Notes”). The 2031 Convertible Notes will be unsecured and senior obligations of the Company and will accrue interest at a rate of 5.00% per annum. Noteholders may convert their 2031 Convertible Notes at their option only in the following circumstances: (A) during the period commencing on May 4, 2026, and prior to the close of business on the trading day immediately preceding August 15, 2030, if the closing price for at least 20 trading days (whether or not consecutive) during the period of any 30 consecutive trading days in the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price; (B) during the period commencing on August 15, 2030, and prior to the close of business on the second scheduled trading day immediately preceding February 15, 2031, at any time; and (C) during the 35 trading days following the effective date of certain fundamental change transactions that occur prior to the close of business on the trading day immediately preceding August 15, 2030.

The Company will settle conversions by paying or delivering, as applicable, at the Company’s election, cash, Common Shares or a combination of cash and Common Shares. The initial conversion price of the 2031 Convertible Notes is $5.25, which corresponds to an initial conversion rate of approximately 190.48 Common Shares per $1,000 principal amount of 2031 Convertible Notes. At this initial conversion price, the 2031 Convertible Notes are convertible into approximately 5.7 million Common Shares. The conversion price and conversion rate are subject to customary adjustments, provided that the Company may not issue more than 19.99% of the issued and outstanding Common Shares immediately prior to the issuance of the 2031 Convertible Notes in respect of the conversion of the 2031 Convertible Notes.

The 2031 Convertible Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The 2031 Convertible Notes contain customary terms regarding events of default. If any event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, then each noteholder may, by written notice to the Company, declare the principal amount of, and all accrued and unpaid interest on, such noteholder’s 2031 Convertible Notes to become due and payable immediately. If an event of default involving certain events of bankruptcy, insolvency or reorganization occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2031 Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person.

The purchasers of the 2031 Convertible Notes include, among others, HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), Jeffrey H. Fox Revocable Trust (an affiliate of Jeffrey H. Fox, a member of the board of directors of the Company), and an affiliate of The Stephens Group, LLC (a holder of more than 5% of the outstanding Common Shares). The final terms for the offer and sale of the 2031 Convertible Notes was authorized and approved by a pricing committee of the board of directors, composed solely of disinterested directors, including to the extent applicable, for purposes of the Company’s Related Party Transactions Policy.

On November 4, 2025, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified the existing Covenant Relief Period, which commenced on June 30, 2023, and will end on the earlier to occur of (i) October 1, 2026 and (ii) any date following June 30, 2024, on which the Borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions.

During the Covenant Relief Period, the Borrower’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments is more limited. The Fifth Amendment will permit the Borrower to issue convertible notes, including the 2031 Convertible Notes.

The Fifth Amendment modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 5.50x for the test period ending December 31, 2025, (b) 5.25x for the test period ending March 31, 2026, (c) 5.00x for the test period ending June 30, 2026, (d) 4.50x for the test period ending September 30, 2026 and (e) 4.00x for the test period ending December 31, 2026. In addition, the Fifth Amendment lowered the interest coverage ratio that the Company must comply with to permit the interest coverage ratio as of the last day of any test period to be less than (a) on and prior to December 31, 2025, 1.50x, (b) on January 1, 2026 and on or prior to September 30, 2026, 1.75x and (z) on October 1, 2026 and thereafter, 2.00x.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2025. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2024 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2025.

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

Significant Developments

Equity Method Investment and De-Consolidation of Rwanda Trading Company

On April 1, 2025, the Company entered into an agreement with ETC Holdings SA (“ECOM”) that combines Westrock’s and ECOM’s Rwandan export operations (the “Rwandan JV”). This strategic partnership, which was established to trade Arabica coffee from Rwanda and commercially operate wet mill and storage facilities, allows Westrock to scale its operations in Rwanda, improve profitability, and strengthen our ability to provide smallholder farmers and their families the ability to advance their quality of life and economic well-being. The Company contributed its ownership interest in Rwanda Trading Company (“RTC”) and $100,000 in cash in exchange for a 49.9% ownership interest in the Rwandan JV. As a result of the transaction, the Company de-consolidated RTC, de-recognizing $9.3 million of assets, including approximately $2.9 million of cash and cash equivalents, and $10.3 million of liabilities that were previously reported within our Sustainable Sourcing & Traceability segment. Upon de-consolidation, the Company recognized a $2.3 million gain, which is recorded in other, net on the Condensed Consolidated Statements of Operations.

Falcon Credit Agreement Amendment

On July 23, 2025, Falcon Coffees Limited (“Falcon”) amended its working capital trade finance facility with multiple institutions. The facility size was increased from $85.0 million to $102.5 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility.

Convertible Notes Offering and Credit Agreement Amendment

On November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 (the “2031 Convertible Notes”). The 2031 Convertible Notes will be unsecured and senior obligations of the Company and will accrue interest at a rate of 5.00% per annum. The purchasers of the 2031 Convertible Notes include, among others, HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Stock), Jeffrey H. Fox Revocable Trust (an affiliate of Jeffrey H. Fox, a member of the board of directors of the Company), and an affiliate of The Stephens Group, LLC (a holder of more than 5% of the outstanding Common Stock).

On November 4, 2025, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement (as defined below). The Fifth Amendment modified the existing Covenant Relief Period (as defined below), which commenced on June 30, 2023, and will end on the earlier to occur of (i) October 1, 2026 and (ii) any date following June 30, 2024, on which the Borrower (as defined below) elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions.

For additional information on the 2031 Convertible Notes and Fifth Amendment, see Note 21, “Subsequent Events” to the Condensed Consolidated Financial Statements included in Item I of Part 1 of this Quarterly Report on Form 10-Q and the section below titled “Liquidity and Capital Resources.”

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Dollars in Thousands)	September 30, 2025	Revenues	September 30, 2024	Revenues
Net sales	$354,825	100.0%	$220,860	100.0%
Costs of sales	313,423	88.3%	183,775	83.2%
Gross profit	41,402	11.7%	37,085	16.8%

Selling, general and administrative expense	46,996	13.2%	46,132	20.9%
Transaction, restructuring and integration expense	3,029	0.9%	2,538	1.1%
Impairment charges	—	0.0%	1,165	0.5%
Loss (gain) on disposal of property, plant and equipment	8	0.0%	(8)	(0.0)%
Total operating expenses	50,033	14.1%	49,827	22.6%
Loss from operations	(8,631)	(2.4)%	(12,742)	(5.8)%

Other (income) expense
Interest expense	14,023	4.0%	6,889	3.1%
Change in fair value of warrant liabilities	—	0.0%	(5,481)	(2.5)%
Other, net	(992)	(0.3)%	(10)	(0.0)%
Loss before income taxes and equity in earnings from unconsolidated entities	(21,662)	(6.1)%	(14,140)	(6.4)%
Income tax expense (benefit)	(122)	(0.0)%	84	0.0%
Equity in (earnings) loss from unconsolidated entities	(2,437)	(0.7)%	35	0.0%
Net loss	$(19,103)	(5.4)%	$(14,259)	(6.5)%
Amortization of Series A Convertible Preferred Shares	88	0.0%	88	0.0%
Net loss attributable to common shareholders	$(19,015)	(5.4)%	$(14,171)	(6.4)%

Net Sales

	Three Months Ended September 30,
(Thousands)	2025	2024
Beverage Solutions	$263,029	$164,010
Sustainable Sourcing & Traceability(1)	91,796	56,850
Total net sales	$354,825	$220,860
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $263.0 million for the three months ended September 30, 2025, increasing 60.4% compared to $164.0 million for the three months ended September 30, 2024. The increase was primarily due to a $70.9 million increase in the sale of coffee and tea products, driven by an 84.8% increase in single serve cup volumes and a 4.1% increase in core roast and ground coffee volumes, and the year over year growth in coffee commodity prices and the impact of tariffs, which are both passed through to our customers. In addition, sales of flavors, extracts & ingredients products increased $28.5 million, driven by a 59.6% increase in multi-serve bottle volumes and the ramp up in can production at our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”). The Company notes that single serve volumes have increased during 2025 in part due to the onboarding of a new customer.  This customer is currently involved in a pending transaction in which it would be acquired by a competitor of ours within the coffee industry, which has created uncertainty around this customer’s near-term single serve cup commitments.  As a result, there can be no assurances that single serve cup volumes reported during the three months ended September 30, 2025 will be achieved in future quarters, which could negatively impact net sales from our Beverage Solutions segment.

Net Sales from our SS&T segment, net of intersegment revenues, were $91.8 million for the three months ended September 30, 2025, increasing 61.5% compared to $56.9 million for the three months ended September 30, 2024. The increase is driven by an increase in the average sales price per pound, which increased 43.1% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in the average sales price per pound is directly correlated to the global commodities price. SS&T sales volume increased 15.3% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Costs of Sales

	Three Months Ended September 30,
(Thousands)	2025	2024
Beverage Solutions	$225,812	$131,762
Sustainable Sourcing & Traceability	87,611	52,013
Total costs of sales	$313,423	$183,775

In our Beverage Solutions segment, costs of sales increased $94.1 million to $225.8 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in costs of sales was primarily driven by an increase in sales volumes and the year over year growth in coffee commodity prices and tariffs for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

In our SS&T segment, costs of sales increased $35.6 million to $87.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase is primarily due to an increase in green coffee costs driven by an increase in underlying commodities pricings. Costs of sales in our SS&T segment for the three months ended September 30, 2025 included $2.5 million of net unrealized losses on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $0.5 million of net unrealized losses for the three months ended September 30, 2024.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2025		2024
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$44,145	16.8%	$43,126	26.3%
Sustainable Sourcing & Traceability	2,851	3.1%	3,006	5.3%
Total selling, general and administrative expense	$46,996	13.2%	$46,132	20.9%

Total selling, general and administrative expenses in our Beverage Solutions segment increased $1.0 million to $44.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase is primarily due to a $5.4 million increase in employee related costs, which include short-term cash incentive compensation, partially offset by a $2.6 million decrease in start-up costs related to our Conway Facility, and a $1.0 million decrease in service expenses. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the three months ended September 30, 2024.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the three months ended September 30, 2025 were $3.0 million, approximately $2.3 million of which related to severance. During the three months ended September 30, 2024, we incurred $2.5 million of transaction, restructuring and integration expenses, approximately $1.4 million of which related to professional and legal costs associated with the Westrock warrant exchange.

Interest Expense

	Three Months Ended September 30,
(Thousands)	2025	2024
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$4,156	$4,782
Revolving credit facility	3,762	2,036
Convertible notes payable	281	281
Convertible notes payable - related party	639	639
Supply chain finance program	1,746	326
International trade finance lines	1,845	1,596
International notes payable	170	213
Other	641	269
Total cash interest	13,240	10,142
Non-cash:
Amortization of deferred financing costs	989	717
Capitalized interest	(206)	(3,970)
Total non-cash interest	783	(3,253)
Total interest expense	$14,023	$6,889

Interest expense for the three months ended September 30, 2025 was $14.0 million compared to $6.9 million for the three months ended September 30, 2024. Interest expense associated with our term loan and delayed draw term loan decreased $0.6 million due to decreased outstanding balances, while interest on our revolving credit facility increased $1.7 million, primarily due to higher outstanding borrowings. During the three months ended September 30, 2025, the Company capitalized approximately $0.2 million of interest costs associated with the build-out of our Conway Facility, compared to $4.0 million of such interest costs for the three months ended September 30, 2024.

Income Tax Expense (Benefit)

Income tax benefit for the three months ended September 30, 2025 was $0.1 million, resulting in an effective tax rate of 0.6%. The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets. Income tax expense for the three months ended September 30, 2024 was $0.1 million, resulting in an effective tax rate of (0.6)%.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Nine Months Ended	% of	Nine Months Ended	% of
(Dollars in Thousands)	September 30, 2025	Revenues	September 30, 2024	Revenues
Net Sales	$849,480	100.0%	$621,749	100.0%
Costs of sales	737,610	86.8%	505,987	81.4%
Gross profit	111,870	13.2%	115,762	18.6%

Selling, general and administrative expense	141,271	16.6%	142,182	22.9%
Transaction, restructuring and integration expense	7,297	0.9%	9,901	1.6%
Impairment charges	—	0.0%	1,996	0.3%
Loss on disposal of property, plant and equipment	15	0.0%	965	0.2%
Total operating expenses	148,583	17.5%	155,044	24.9%
Loss from operations	(36,713)	(4.3)%	(39,282)	(6.3)%

Other (income) expense
Interest expense	39,741	4.7%	21,921	3.5%
Change in fair value of warrant liabilities	—	0.0%	(7,134)	(1.1)%
Other, net	(3,962)	(0.5)%	223	0.0%
Loss before income taxes and equity in earnings from unconsolidated entities	(72,492)	(8.5)%	(54,292)	(8.7)%
Income tax expense (benefit)	1,336	0.2%	1,254	0.2%
Equity in (earnings) loss from unconsolidated entities	(5,944)	(0.7)%	145	0.0%
Net loss	$(67,884)	(8.0)%	$(55,691)	(9.0)%
Amortization of Series A Convertible Preferred Shares	260	0.0%	262	0.0%
Net loss attributable to common shareholders	$(67,624)	(8.0)%	$(55,429)	(8.9)%

Net Sales

	Nine Months Ended September 30,
(Thousands)	2025	2024
Beverage Solutions	$635,922	$485,322
Sustainable Sourcing & Traceability(1)	213,558	136,427
Total net sales	$849,480	$621,749
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $635.9 million for the nine months ended September 30, 2025, increasing 31.0% compared to $485.3 million for the nine months ended September 30, 2024. The increase was primarily due to a $111.7 million increase in the sale of coffee and tea products, driven by a 17.5% increase in single serve cup volumes, an 8.4% increase in core roast and ground coffee volumes and the year over year growth in coffee commodity prices and tariffs, both of which are passed through to our customers. In addition, sales of flavors, extracts

& ingredients products increased $39.9 million, driven by the ramp up in operations of the Conway Facility. The Company notes that single serve volumes have increased during 2025 in part due to the onboarding of a new customer.  This customer is currently involved in a pending transaction in which it would be acquired by a competitor of ours within the coffee industry, which has created uncertainty around this customer’s near-term single serve cup commitments.  As a result, there can be no assurances that single serve cup volumes reported during the nine months ended September 30, 2025 will be achieved in future quarters, which could negatively impact net sales from our Beverage Solutions segment.

Net Sales from our SS&T segment, net of intersegment revenues, were $213.6 million for the nine months ended September 30, 2025, increasing 56.5% compared to $136.4 million for the nine months ended September 30, 2024. The increase is primarily driven by an increase in the average sales price per pound, which increased 44.4% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in the average sales price per pound is directly correlated to the global commodities price.

Costs of Sales

	Nine Months Ended September 30,
(Thousands)	2025	2024
Beverage Solutions	$541,710	$383,460
Sustainable Sourcing & Traceability	195,900	122,527
Total costs of sales	$737,610	$505,987

In our Beverage Solutions segment, costs of sales increased to $541.7 million for the nine months ended September 30, 2025, from $383.5 million for the nine months ended September 30, 2024. The increase in costs of sales was primarily driven by an increase in the sales volumes, and the year over year growth in coffee commodity prices and tariffs for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

In our SS&T segment, costs of sales increased $73.4 million to $195.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase is primarily due to an increase in coffee commodity prices. Costs of sales in our SS&T segment for the nine months ended September 30, 2025 included $1.0 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $2.7 million of net unrealized gains for the nine months ended September 30, 2024.

Selling, General and Administrative Expense

	Nine Months Ended September 30,
	2025		2024
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$133,429	21.0%	$133,920	27.6%
Sustainable Sourcing & Traceability	7,842	3.7%	8,262	6.1%
Total selling, general and administrative expense	$141,271	16.6%	$142,182	22.9%

Total selling, general and administrative expenses in our Beverage Solutions segment and our SS&T segment were relatively unchanged compared to the nine months ended September 30, 2024.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the nine months ended September 30, 2025 were $7.3 million, approximately $5.0 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives, $0.8 million of plant closure costs and $0.3 million of which related to fees related to the establishment of our accounts receivable factoring agreement. During the nine months ended September 30, 2024, we incurred $9.9 million of transaction, restructuring and integration expenses, approximately $3.5 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives, $2.4 million of which related to the establishment of our at-the-market common stock offering program and $1.4 million of which related to professional and legal costs associated with the Westrock warrant exchange.

Interest Expense

	Nine Months Ended September 30,
(Thousands)	2025	2024
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$11,965	$14,312
Revolving credit facility	10,879	3,863
Convertible notes payable	834	697
Convertible notes payable - related party	1,896	1,583
Supply chain finance program	5,801	4,870
International trade finance lines	4,601	3,604
International notes payable	515	611
Other	1,206	1,082
Total cash interest	37,697	30,622
Non-cash:
Amortization of deferred financing costs	2,881	2,432
Capitalized interest	(837)	(11,133)
Total non-cash interest	2,044	(8,701)
Total interest expense	$39,741	$21,921

Interest expense for the nine months ended September 30, 2025 was $39.7 million compared to $21.9 million for the nine months ended September 30, 2024. Interest expense associated with our term loan and delayed draw term loan facilities decreased $2.3 million due to a decrease in outstanding balances, while interest on our revolving credit facility increased $7.0 million, primarily due to higher outstanding borrowings. During the nine months ended September 30, 2025, the Company capitalized approximately $0.8 million of interest costs associated with the build-out of our Conway Facility, compared to $11.1 million of such interest costs for the nine months ended September 30, 2024.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended September 30, 2025 was $1.3 million, resulting in an effective tax rate of (2.0)%. The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets. Income tax expense for the nine months ended September 30, 2024 was $1.3 million, resulting in an effective tax rate of (2.3)%.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 12, 2025. As of September 30, 2025, there have been no material changes to these estimates.

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

The reconciliation of our net (loss) income to EBITDA and Consolidated Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2025	2024	2025	2024
Net loss	$(19,103)	$(14,259)	$(67,884)	$(55,691)
Interest expense	14,023	6,889	39,741	21,921
Income tax expense (benefit)	(122)	84	1,336	1,254
Depreciation and amortization	13,898	7,680	40,669	23,196
EBITDA	8,696	394	13,862	(9,320)
Transaction, restructuring and integration expense	3,029	2,538	7,297	9,901
Change in fair value of warrant liabilities	—	(5,481)	—	(7,134)
Equity-based compensation	3,629	3,028	11,709	8,508
Impairment charges	—	1,165	—	1,996
Conway extract and ready-to-drink facility pre-production costs	5,246	7,937	18,766	30,115
Mark-to-market adjustments	2,531	470	(983)	(2,692)
Loss (gain) on disposal of property, plant and equipment	8	(8)	15	965
Other	20	226	(3,946)	1,506
Consolidated Adjusted EBITDA	$23,159	$10,269	$46,720	$33,845

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

In addition, our liquidity may be negatively impacted by recently enacted and/or proposed tariffs and trading restrictions that, absent an exemption, would be applied to imported equipment, commodities and packaging materials. The uncertainty around the long-term tariff rates that could be applied to our importation of products into the U.S. presents significant challenges to our operations and supply chain and may result in future results being significantly different than any outlook given. We cannot predict what additional actions might be considered or implemented by the U.S. or its trade partners, particularly in the current geopolitical environment. The uncertainty could also cause disturbances in ocean shipping capacity that could affect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs. For example, recent tariffs targeting Brazil and other coffee-producing nations are currently impacting our ability and the ability of competitors to source coffee and have led to increases in the cost of commodities, adversely affecting our profitability. A persistent increase in coffee costs or tariff-impacted equipment or material costs, could adversely affect consumer demand as producers attempt to pass higher costs down the supply chain.

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

At September 30, 2025, we had $182.5 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 8.1% and we had $2.0 million of standby letters of credit outstanding. At September 30, 2025, the interest rate applicable to our Term Loan Facility was 7.9%, and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.2%.

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

The Company believes that its secured net leverage under the Credit Agreement is important to the understanding of the Company’s financial condition and liquidity. At September 30, 2025, the Company’s secured net leverage ratio was 4.58:1.00, compared to a maximum allowable ratio of 5.50:1.00, with such calculation set forth below:

(Thousands, except leverage ratio)	Trailing Twelve-Months
Beverage Solutions Segment Adjusted EBITDA	$67,517
Permissible credit agreement adjustments[1]	8,612
Trailing Twelve-Months Credit Agreement Adjusted EBITDA	$76,129

End of period:
Term loan facility	$148,750
Delayed draw term loan facility	46,250
Revolving credit facility	182,500
Letters of credit outstanding	1,980
Secured debt	379,480
Beverage Solutions unrestricted cash and cash equivalents	(31,134)
Secured net debt	$348,346

Beverage Solutions Credit Agreement secured net leverage ratio	4.58x

(1)	– Consists primarily of pro forma run-rate impact of cost savings initiatives, as permitted by the Credit Agreement.

A reconciliation of trailing twelve-months Beverage Solutions Adjusted EBITDA is as follows:

(Thousands)
Year ended December 31, 2024	$53,639
Nine months ended September 30, 2025	49,675
Nine months ended September 30, 2024	(35,797)
Trailing Twelve-Months Beverage Solutions Adjusted EBITDA	$67,517

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $4.2 million (1.875% of the original principal balance), increasing to approximately $5.6 million (2.5% of the original principal balance) during the final year of the agreements.

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

On November 4, 2025, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified the existing Covenant Relief Period, which commenced on June 30, 2023, and will end on the earlier to occur of (i) October 1, 2026 and (ii) any date following June 30, 2024, on which the Borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions.

During the Covenant Relief Period, the Borrower’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments is more limited. The Fifth Amendment will permit the Borrower to issue convertible notes, including the 2031 Convertible Notes (as discussed below).

The Fifth Amendment modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 5.50x for the test period ending December 31, 2025, (b) 5.25x for the test period ending March 31, 2026, (c) 5.00x for the test period ending June 30, 2026, (d) 4.50x for the test period ending September 30, 2026 and (e) 4.00x for the test period ending December 31, 2026. In addition, the Fifth Amendment lowered the interest coverage ratio that the Company must comply with to permit the interest coverage ratio as of the last day of any test period to be less than (a) on and prior to December 31, 2025, 1.50x, (b) on January 1, 2026 and on or prior to September 30, 2026, 1.75x and (z) on October 1, 2026 and thereafter, 2.00x.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “Convertible Notes”), of which $50.0 million was from related parties. The Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At September 30, 2025, the carrying value of the Convertible Notes was $71.7 million, of which $49.8 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the Convertible Notes utilizing the effective interest rate method.

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

On November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 (the “2031 Convertible Notes”). The 2031 Convertible Notes will be unsecured and senior obligations of the Company and will accrue interest at a rate of 5.00% per annum. Noteholders may convert their 2031 Convertible Notes at their option only in the following circumstances: (A) during the period commencing on May 4, 2026, and prior to the close of business on the trading day immediately preceding August 15, 2030, if the closing price for at least 20 trading days (whether or not consecutive) during the period of any 30 consecutive trading days in the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price; (B) during the period commencing on August 15, 2030, and prior to the close of business on the second scheduled trading day immediately preceding February 15, 2031, at any time; and (C) during the 35 trading days following the effective date of certain fundamental change transactions that occur prior to the close of business on the trading day immediately preceding August 15, 2030.

The Company will settle conversions by paying or delivering, as applicable, at the Company’s election, cash, Common Shares or a combination of cash and Common Shares. The initial conversion price of the 2031 Convertible Notes is $5.25, which corresponds to an initial conversion rate of approximately 190.48 Common Shares per $1,000 principal amount of 2031 Convertible Notes. At this initial conversion price, the 2031 Convertible Notes are convertible into approximately 5.7 million Common Shares. The conversion price and conversion rate are subject to customary adjustments, provided that the Company may not issue more than 19.99% of the issued and outstanding Common Shares immediately prior to the issuance of the 2031 Convertible Notes in respect of the conversion of the 2031 Convertible Notes.

The 2031 Convertible Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The 2031 Convertible Notes contain customary terms regarding events of default. If any event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, then each noteholder may, by written notice to the Company, declare the principal amount of, and all accrued and unpaid interest on, such noteholder’s 2031 Convertible Notes to become due and payable immediately. If an event of default involving certain events of bankruptcy, insolvency or reorganization occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2031 Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person.

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

At September 30, 2025, there was $84.1 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of September 30, 2025.

On September 28, 2023, we entered into a $5.0 million unsecured working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund through Falcon. The facility will mature on December 31, 2026, and requires stepped repayments of $0.5 million on December 31, 2024, $1.0 million on December 31, 2025 and $3.5 million on December 31, 2026. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) (i) the most recent applicable Term SOFR for the longest period (for which Term SOFR is available) which is less than the applicable interest period of the loan or (ii) if no such Term SOFR is available for a period which is less than the applicable interest period, SOFR for the day which is two U.S. Government Securities Business Days, as defined in the facility, before the Quotation Day, as defined in the facility; or (b) the most recent applicable Term SOFR (as of the Quotation Day) for the shortest period (for which Term SOFR is available) which exceeds the applicable interest period of that loan, in each case plus the applicable margin. At September 30, 2025, there was $4.5 million of outstanding borrowings under the facility, of which $3.5 million and $1.0 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of September 30, 2025.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted, and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. As of September 30, 2025, there were $98.7 million obligations outstanding under the Program.

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

During the nine months ended September 30, 2025, the Company received gross cash proceeds of $113.4 million related to the sale of receivables under the Factoring Agreement, remitted approximately $78.5 million of customer payments to the Factor, and incurred approximately $1.0 million of fees associated with these sales, which are recorded within selling, general and administrative expense on the Condensed Consolidated Statements of Operations. At September 30, 2025, the Company held $7.9 million of customer payments that have yet to be remitted to the Factor, which is recorded within restricted cash on the Condensed Consolidated Balance Sheets.

Green Coffee Repurchase Program

The Company is party to a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At September 30, 2025 and December 31, 2024, the Company had a right, or obligation, to repurchase $11.8 million and $0, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Condensed Consolidated Statements of Cash Flows.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock not to exceed 5,000,000 Common Shares in the aggregate. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. During the three and nine months ended September 30, 2025, the Company sold 1,909,676 Common Shares under the ATM Program, generating gross proceeds of $12.1 million. As of September 30, 2025, there were 3,030,324 of remaining shares authorized to be sold under ATM Program.

Current and Long-Term Liquidity

Our liquidity needs are to fund operating expenses, meet debt service obligations, and fund both current and long-term investment activities, which include capital expenditures. We have completed the majority of the capital expenditures related to the Conway Facility and have approximately $15.0 million to expenditures remaining. We believe cash from operations, and borrowings available under the Revolving Credit Facility will provide sufficient cash on-hand to fund our operating expenses, debt service, near-term investment activities and near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base and (iii) continuing to drive margin expansion. However, the Company will continuously evaluate its liquidity needs, especially in light of “C” market price volatility and tariff and trading restrictions (as discussed above) and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund our operating expenses, debt service and near-term investment activities, we may delay and/or reprioritize our near-term growth strategies, which may have an adverse impact on our ability to achieve our growth objectives.

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

Contractual and Other Obligations

Our material contractual and other obligations include the payment of principal and interest under our debt obligations and future purchase of inventory obligations. The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $4.2 million (1.875% of the original principal balance), increasing to approximately $5.6 million (2.5% of the original principal balance) during the final year of the agreements. We have no other material obligations to pay principal amounts of our long-term debt obligations prior to their maturity.

Future purchase obligations of $218.5 million as of September 30, 2025 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have no future obligations to repurchase inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. At December 31, 2024, the Company had $0.6 million of such obligations.

At September 30, 2025, we had a right or obligation to repurchase $11.8 million of inventory associated with Repo Transactions, for which the liability is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Capital expenditures for the nine months ended September 30, 2025 and 2024 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Nine months ended September 30, 2025	$75,390	$1,984	$1,133	$1,378	$79,885
Nine months ended September 30, 2024	$137,977	$1,532	$745	$1,197	$141,451

We have completed the majority of the capital expenditures related to the Conway Facility and have approximately $15.0 million to expenditures remaining. If circumstances warrant, we may need to take measures to conserve cash, which may include a suspension, delay, or reduction in growth and/or maintenance capital expenditures. We continually assess our capital expenditure plans in light of developments impacting our business, including the needs of our customers.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

A description of legal proceedings can be found in Note 19 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements, included in this report at Part I, Item 1 - Financial Statements, and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business that were described under Item 1A “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 12, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c)

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022
4.1	Form of Convertible Note of Westrock Coffee Company, dated November 4, 2025	8-K	001-41485	4.1	November 6, 2025
10.1	Amendment No. 5, dated as of November 4, 2025, among Westrock Beverage Solutions, LLC, as the borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent	8-K	001-41485	10.1	November 6, 2025

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Westrock Coffee Company
Date: November 6, 2025	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

Date: November 6, 2025	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)