Form 10-K
period 2025-12-31
Westrock Coffee Co
filed 2026-03-10
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2025, as reported on the Nasdaq Global Market, was $281.5 million.

As of March 3, 2026, the registrant had 96,879,112 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement related to the 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements including, but not limited to, the following statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future, our expectations regarding the scale-up and commercialization of customers within the anticipated time frame of our Conway, Arkansas facility and our ability to sell or commit capacity; our expectations regarding capital expenditures; and our future liquidity needs and access to capital. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

•	the fact that we have incurred net losses in the past, may incur net losses in the future, and may not achieve profitability;
•	risks associated with operating a coffee trading business and a coffee exporting business;
•	the volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;
•	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or a disruption in our supply chain;
•	deterioration in general macroeconomic conditions and/or decreases in consumer spending on discretionary items;
•	disruption in operations at any of our, our suppliers’ or our co-manufacturers’ production, distribution or manufacturing facilities or other loss of manufacturing capacity;
•	our inability to anticipate customer preferences and successfully develop new products;
•	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;
•	failure to retain key personnel or recruit qualified personnel;
•	our inability to hedge commodity risks;
•	consolidation among our distributors and customers or the loss of any key customer;
•	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;
•	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;
•	our inability to effectively manage the growth and increased complexity of our business;
•	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;
•	our inability to secure the additional capital needed to operate and grow our business;
•	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;
•	a material failure, inadequacy or interruption of our information technology systems;
•	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;
•	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;
•	our inability to comply with the financial covenants in our credit agreement;

•

our inability to successfully scale-up operations, commercialize customers, and generate positive operating cash flows within the anticipated time frame following the recent opening of our new facility in Conway, Arkansas or incurring additional expenses in the process;

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

WESTROCK COFFEE COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

The Company operates manufacturing and distribution facilities in Concord, North Carolina, North Little Rock, Arkansas, Conway, Arkansas, and Johor Bahru, Malaysia. In addition, the Company operates Trading and Representative offices in Lewes, UK, Austin, Texas, Lima & Jaen, Peru, Addis Ababa, Ethiopia, Johor Bahru, Malaysia, and Seoul, Korea.

As of December 31, 2025, our operating structure consists of two reportable segments: Beverage Solutions and Sustainable Sourcing & Traceability (“SS&T”).

Beverage Solutions: Through this segment, we combine our product innovation and customer insights to provide value-added beverage solutions, including coffee, tea, flavors, extracts and ingredients. We provide products in a variety of packaging, including branded and private label coffee in bags, fractional packs, single serve cups, multi-serve bottles and ready-to-drink (“RTD”) bottles and cans, as well as extract solutions to be used in products such as cold brew and RTD offerings. Currently, we serve customers in the United States, Europe and Asia, through the retail, food service and restaurant, convenience store and travel center, non-commercial account, CPG, and hospitality industries.

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

Supply Chain Traceability and Community Impact

We differentiate ourselves by situating our businesses at each point of aggregation in the supply chain, including coffee exporting, coffee importing and trading through our wholly owned subsidiary Falcon Coffees Limited (“Falcon”) and other strategically positioned sourcing and trading relationships. These strategic holdings provide exceptional insight into each segment of the supply chain that allows us to better understand and manage risk.

We are focused on delivering a traceable and transparent supply chain for our customers. We have multiple programs and strategies designed to meet customers’ varying needs, including the following:

Responsible Sourcing Strategy. We define responsible sourcing as the purchase and processing of coffee and tea in a manner that is fair to the people who grow and handle it, their employees, peers, and environments. We are committed to continuing to increase our responsibly sourced coffee and tea purchases. We have built a global supplier assurance framework in partnership with assurance experts, and we audit our coffee supplier network for compliance with our Responsible Sourcing Policy. Additionally, all tea purchases are third-party certified and we are increasing purchases of second-party verified and third-party certified coffee.

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

Raíz Sustainability. Raíz Sustainability (“Raíz”) is a proprietary third-party verified sustainable farming program. Raíz farmers receive training, services, and a $0.05 premium that makes their farms more environmentally sustainable and profitable. Raíz farmers also comply with internationally recognized standards for labor conditions, human rights, and environmental protection. Supply chain programs like Raíz allow us to spread sourcing risk across multiple partners, origins, quality types and farmer groups without giving up influence over matters material to our sourcing goals such as farmer livelihoods, yield improvements, and transparent data.

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

●	In the U.S. coffee and tea industry, our products compete with Keurig Dr. Pepper Inc., Mother Parkers Tea & Coffee Inc., Trilliant Food and Nutrition, LLC, TreeHouse Foods, Inc., Finlays, Massimo Zanetti Beverage Group, Royal Cup Coffee and Tea and Sunny Sky Products, LLC, among others.
●	In the flavors, extracts, and ingredients industry, our products compete with Kerry Foodservice brands, Finlays, Vibrant Ingredients, Givaudan SA, Symrise AG, International Flavors & Fragrances Inc., Sunny Sky Products, LLC and Treatt PLC, among others.
●	In the multi-serve and RTD industry, our products compete against historically dominant legacy manufacturers, such as Dairy Farmers of America, Inc. and O-AT-KA Milk Products Cooperative, Inc., and against newer entrants into this industry, which include Berner Food & Beverage, Inc., Trilliant Food and Nutrition, LLC, Bev-Hub LLC, Niagara Bottling, LLC, HP Hood LLC, fairlife LLC, Steuben Foods Inc. and Mountaintop Beverage, LLC, among many others.
●	In the international coffee and tea industry, our products compete with Massimo Zanetti Beverage Group and UCC Ueshima Coffee Co., Ltd., among others.

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

Human Capital Management

As of December 31, 2025, we had 1,393 employees located around the globe, of which 1,261 employees were located in the United States. Of our employees located in the United States, 759 were hourly production employees. Our non-U.S. workforce of 132 employees was employed in Rwanda, Italy, Czechia, UK, Germany, Malaysia, South Korea, Peru, Columbia, Spain, Greece, France, Brazil, New Zealand, Dominican Republic and Ethiopia.

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

Employee Health and Safety. We maintain a qualified staff of professionals to oversee, manage and apply all standards related to food safety, environment safety, and workplace safety standards promulgated by agencies that audit our facilities throughout the United States.

We believe our workforce is prepared to meet the needs of our customers and further the growth of our Company.

Regulatory Environment

As a manufacturer of coffee, tea, flavors, extracts, and ingredients, we are subject to extensive regulation. We comply with the Good Manufacturing Practices promulgated by the Food and Drug Administration (FDA) and we meet all requirements under the Food Safety Modernization Act (FSMA) and applicable state regulations. Our operations are also subject to the general industry requirements, including the workplace safety standards of the Occupational Safety and Health Administration (OSHA) and the environmental standards of the Environmental Protection Agency (EPA).

In addition to these regulatory requirements, our facilities maintain certifications under recognized Global Food Safety Initiative (GFSI) schemes and operate under a Quality Management System designed to ensure compliance with regulatory and customer standards. These systems are periodically reviewed through internal audits, as well as by independent third-party auditing agencies and customer auditing bodies, to reinforce employee awareness of food safety and product quality.

We also maintain a corporate compliance program intended to promote ethical business practices. This program includes regular employee training on topics such as the Foreign Corrupt Practices Act (FCPA) to support compliance with applicable laws and to provide a mechanism for raising concerns.

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

Risks Related to Our Business

We may not be able to successfully scale up operations or commercialize customers within the anticipated time frame following the recent opening of our new facility in Conway, Arkansas and may incur additional expenses in the process, which could hamper our ability to satisfy customer demand, meet revenue targets and generate positive operating cash flows.

In 2021, we purchased a 524,000 square foot manufacturing facility in Conway, Arkansas with the intent to build out the capacity and capabilities needed to meet our customer demand. Construction on the facility began in late 2022 and the facility became fully operational in 2025. If we do not scale up our operations and commercialize customers at the facility within our anticipated timeframe, or if we incur additional expenses in the process of scaling up operations, it might hamper our ability to satisfy customer demand, meet revenue targets and generate positive operating cash flows.

Disruption in operations at any of our production and distribution facilities could affect our ability to manufacture or distribute products and could adversely affect our business and sales.

Our sales and distribution network requires a large investment to maintain and operate, and we rely on a limited number of production and distribution facilities. Our production capacity is currently concentrated in our Conway, Arkansas, Concord, North Carolina, North Little Rock, Arkansas and Johor Bahru, Malaysia facilities and a significant portion of our extract and ready-to-drink production capabilities reside at, and a significant portion of our expected future revenues and operating cash flows will be generated by, our facility in Conway, Arkansas. If we were to experience a prolonged disruption in the operation of these facilities due to damage from fire, natural disaster, power loss, utilities interruptions, labor shortages, regulatory or food safety issues, water scarcity or a failure of production equipment or information technology systems supporting our production processes, we may not have sufficient capacity at our other facilities to meet our customers’ demands. While the Company has property and business interruption insurance for its manufacturing facility, such insurance may not be sufficient to cover all of the Company’s potential losses, and may not continue to be available on acceptable terms, or at all. If demand increases more than we forecast, we will need to either expand our capabilities internally or acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take significant time to start production, which would have an adverse impact on our financial condition, results of operations and cash flows.

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

Our rapid growth makes it difficult for us to forecast our future operating results, which have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are beyond our control. In the years ended December 31, 2025, 2024 and 2023, we incurred net losses of $90.4 million, $80.3 million and $34.6 million, respectively. These losses could continue for the next several years as we expand our product offering and continue to scale our commercial operations by hiring additional personnel to improve the operations of our business and support public company compliance requirements, increasing our sales and marketing functions and expanding our manufacturing and distribution capabilities. If our products do not achieve sufficient market acceptance, our revenue growth rate may be slower than we expect, we may not be able to increase revenue enough to offset the increase in operating expenses resulting from investments, and we will not become profitable. Even if we are able to increase sales of our products, there can be no assurance that we will ever achieve or sustain profitability.

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

We have a number of large national account customers and the loss of or reduction in sales to one or more of them would likely have a material adverse effect on our operating results. For the fiscal year ended December 31, 2025, our top five customers accounted for approximately 35% of our net sales. To the extent that we do not have written contracts with customers, they can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as they have in the past. Our customers may also take actions that we cannot control or anticipate, such as changing their business strategy, merging with our competitors or introducing products that may compete with ours.

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

As of December 31, 2025, we had outstanding total indebtedness of $526.8 million, of which $424.8 million bears interest at a variable rate. Any subsequent additions to our indebtedness or increases in market rate of interest increases could impact our financial flexibility due to increased cash flows required to make required interest and principal payments. Greater demands on our funds may limit our ability to invest in our growth, including inhibiting our ability to meet working capital requirements, make capital expenditures or fund acquisitions. Increased indebtedness may also limit our ability to adjust to rapidly changing market conditions, making us more vulnerable to general adverse industry and economic conditions, which could create a competitive disadvantage relative to our competitors.

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

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry, or economic trends, and/or any changes in key assumptions regarding our fair value. At December 31, 2025, we had $116.1 million of goodwill on our Consolidated Balance Sheets. Any negative industry or economic trends, such as rising costs due to persistent inflationary impacts, continued increases in interest rates, or other market, industry, or operational trends, and/or any changes in key assumptions could result in further impairment of our goodwill, which would negatively impact our reported results of operations.

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

As of December 31, 2025, Westrock’s directors and executive officers beneficially own, directly or indirectly, in the aggregate, 34,047,972 shares of Common Shares, representing an aggregate of approximately 28.3% of the combined voting power of Westrock’s outstanding capital stock (excluding any warrants, options or other securities exercisable for Common Shares). As a result, in addition to their day-to-day management roles, Westrock’s executive officers and directors are able to exercise significant influence on Westrock’s business as stockholders, including influence over election of members of the board of directors and the authorization of other corporate actions requiring stockholder approval.

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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Westrock has elected to avail itself of this exemption from new or revised accounting standards. As a result, Westrock’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates, and Westrock will incur additional costs in connection with complying with the accounting standards applicable to public companies at such time or times as they become applicable to Westrock. The Company anticipates that it will no longer be an emerging growth company as of December 31, 2026 and, as a result, we will no longer be able to take advantage of the reduced disclosure and other obligations that are available to emerging growth companies after that date.

Risks Related to Our Industry

Increases in the cost of green coffee may not be able to be passed through to customers, which could adversely impact our liquidity, gross margins and profitability.

Our primary raw material green coffee is an exchange-traded agricultural commodity that is subject to price fluctuations, depending on a variety of factors, including outside speculative influences such as indexed and algorithmic commodity funds, climate patterns in coffee-producing countries, economic and political conditions affecting coffee-producing countries such as unrest and armed conflict, foreign currency fluctuations, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, acts of terrorism, pandemics or other disease outbreaks, government actions and trade barriers or tariffs, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by otherwise limiting coffee supplies. During 2024 and 2025, market prices for green coffee were elevated relative to historical prices, at times exceeding $4.00 per pound of green coffee for sustained periods of time. Elevated market prices impact the entire supply chain, as exporters, traders, suppliers and roasters require increased working capital to fund rising green coffee costs, and without having access to sufficient working capital, supply chain disruptions may emerge. Additionally, specialty green coffees tend to trade on a negotiated basis at a premium above the “C” market price. Such premium, depending on the supply and demand at the time of purchase, may be significant.

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

We have historically utilized, and expect to continue to utilize, various types of derivative instruments, including forward contracts, commodity swaps, futures contracts, and option contracts to hedge our exposure to the commodities price variability of green coffee. Our hedging strategy is an important part of our business model as it allows us to fix raw materials costs for inventory needed to grow our business, while minimizing the margin volatility associated with fluctuations in the prices of green coffee. As part of that strategy, we track the spread between sales price and material costs as a means of determining the efficiency of our pricing strategy. While our derivatives strategy may mitigate the impacts of volatile green coffee prices, no strategy can eliminate all pricing risks, and we generally remain exposed to supply risk in the event of nonperformance by the counterparties in any one of our physical contracts. Failure to properly execute an effective hedging strategy with respect to the price of green coffee may materially adversely affect our business and operating results.

Fluctuations in other commodity prices and in the availability of certain of our ingredients and packaging materials could negatively affect our liquidity, gross margins and profitability.

In addition to green coffee, our other commodity inputs are also exposed to the risk of cost fluctuations. These inputs include tea, spices, sugar, dairy and the materials used in our packaging, such as carton board and plastic. Although these commodities may be available from a number of sources, we have very little control over the factors that can influence the prices we pay, including economic and political conditions, foreign currency fluctuations, transportation and storage costs, export restrictions, weather conditions and global climate patterns, and natural disasters (including floods, droughts, frosts, earthquakes and hurricanes). In addition, some of our ingredients and packaging materials may only be available from a single or few suppliers, which could exacerbate those factors. Changes in the prices we pay may take place on a monthly, quarterly or annual basis depending on the product and supplier. We currently do not purchase any derivative instruments to hedge cost fluctuations in these other commodities like we do with respect to green coffee, but we may do so in the future. As a result, to the extent we are unable to pass along such costs through price increases, our margins and profitability will decrease. High and volatile commodity prices can also place more pressures on short-term working capital funding. Additionally, if as a result of these factors, we are unable to obtain these commodities, we may not be able to fulfill the demand for our products, which could have an adverse impact on our business and financial results.

We are subject to risks associated with operating a coffee trading, including those associated with the availability and prices of green coffee.

Falcon, our coffee trading business headquartered in the United Kingdom, operates as a separate subsidiary. As a purchaser and reseller of coffee, Falcon engages in commodity hedging and is reliant on third-party logistics suppliers to fulfill its commitments. Disruptions in Falcon’s supply chain could result in the failure to deliver on commitments, which could adversely impact Falcon’s business, cash flows and financial performance. Falcon relies on third party financing sources to purchase coffee for resale, and the failure to maintain an adequate source of working capital would have a material adverse impact on its business, cash flows and financial performance. The availability and prices of green coffee are subject to wide fluctuations, including impacts from factors outside of our control such as changes in weather conditions, climate change, rising sea levels, crop disease, plantings, government programs and policies, competition, and changes in global demand. These price fluctuations can adversely affect Falcon’s business.

We are exposed to risks associated with the interruption of supply and increased costs as a result of our reliance on suppliers and third-party transportation carriers for shipment of our products.

Our business depends on our relations with key suppliers to maintain a steady supply of green coffee, tea, and other ingredients and packaging materials. If any of these supply relationships deteriorate or we are unable to renegotiate contracts with suppliers (with similar or more favorable terms) or find alternative sources for supply, we may be unable to procure a sufficient quantity of high-quality coffee beans, tea and other ingredients and raw materials at prices acceptable to us or at all which could negatively affect our results of operations. Nonperformance by suppliers and the lack of alternative suppliers could expose us to supply risk under purchase commitments for coffee, tea, and other ingredients for delivery in the future. Further, there may be a limited numbers of suppliers for certain ingredients, and, as a result of this concentration, our business and operations may in the future be negatively affected if our key suppliers experience significant disruptions affecting the price, quality, availability or timely delivery of their products, we suffer a partial or complete loss of, or a significant adverse change in the relationship with, any one of our key suppliers or any key suppliers refuse or are unable to provide us with necessary ingredients and raw materials. Additionally, supply is affected by many factors in the coffee-growing countries including weather, pest damage, economic conditions, acts of terrorism, as well as efforts by coffee growers to expand or form cartels or associations. Our operations are also exposed to the political and social environment of the emerging and less developed markets from which we source coffee beans, including Africa, Indonesia, and Central and South America. These regions currently have and have the potential for future civil and political unrest, and such instability could affect our ability to purchase coffee from those regions. If green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales. Any material interruption in our supply chain, such as material interruption of roasted coffee supply due to the casualty loss at any of our roasting plants or suppliers, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, natural disasters or political disputes and military conflicts that cause a material disruption in our supply chain could have a negative impact on our business and our profitability. Product shortages could result in disruptions in our ability to deliver products to our customers, a deterioration of our relationship with our customers, decreased revenues or an inability to expand our business.

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

The coffee and tea market is subject to some seasonal variations. Sales of hot coffee products are typically higher during the winter months compared to the summer months. Most of our customers define “coffee season” as mid-September through February. However, sales of cold brew, iced tea and extract products from March through August helps mitigate the impact of seasonality. Our quarterly operating results may fluctuate as a result of these seasonal trends. If we are unable to adjust our production to these seasonal variations, we may not be able to fulfill demand for our products or we may overproduce our products, either of which could adversely affect our performance.

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

Governance

The Company’s board of directors is responsible for overseeing the Company’s risk management program and has designated its Audit & Finance Committee with specific responsibility for overseeing cybersecurity risks, among other risks. The Company’s cybersecurity organization is currently led by our Vice President of Systems Infrastructure, who is responsible for assessing and managing material risks that result from cybersecurity threats, and reports to the Chief Trade & Risk Officer. Executive management and the Audit & Finance Committee monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes.

The Audit & Finance Committee regularly reviews our cybersecurity program with executive management and reports to the Board of Directors. Cybersecurity reviews by the Audit & Finance Committee generally occur annually, or more frequently as determined to be necessary or advisable. Additionally, on a quarterly basis, members of the Audit & Finance Committee receive updates from executive management regarding matters of cybersecurity, including, but not limited to, information on new and/or existing cybersecurity risks and management’s response to such risks, cybersecurity and data privacy incidents, if any, and status on key information security initiatives.

Item 2. Properties

The following table summarizes the principal properties used by Westrock in connection with its roasting, manufacturing, and distribution operations, by segment as of December 31, 2025.

	Approximate Size
Location	in Square Feet	Purpose	Owned / Leased	Segment
Concord, NC (Main)	256,000	Roasting, Manufacturing, Distribution	Owned	Beverage Solutions
Concord, NC (Commercial Park)	110,000	Manufacturing	Owned	Beverage Solutions
North Little Rock, AR (Collins)	85,000	Roasting, Manufacturing	Owned	Beverage Solutions
Conway, AR (Exchange)	524,000	Roasting, Manufacturing, Distribution	Owned	Beverage Solutions
Conway, AR (Clark)	530,000	Manufacturing, Distribution	Leased	Beverage Solutions
Johor Bahru, Malaysia	92,000	Roasting, Manufacturing	Leased	Beverage Solutions

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “WEST”. As of February 27, 2026, there were 18 holders of record of our Common Shares, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Dividend Policy

We have not declared or paid any dividends on our Common Shares as of December 31, 2025. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Stock Performance Graph

The following graph shows the cumulative total shareholder returns for our Common Shares from August 29, 2022 through December 31, 2025, relative to the performance of the Nasdaq Composite Total Return (broad market comparison), the S&P 500 (broad market comparison) and the S&P Food and Beverage Select Industry Index (line of business comparison). The graph assumes $100 was invested in the Company’s Common Shares and each of the indices listed above on August 29, 2022 (and all dividends, if any, were reinvested).

Cumulative Total Stockholder Returns

Based on Investment of $100.00 Beginning on August 29, 2022

	8/29/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024
Westrock Coffee Company	$100.00	$89.75	$116.07	$106.33	$94.43	$76.97	$88.69	$89.73
NASDAQ Composite	100.00	88.06	87.37	102.26	115.61	111.06	126.37	138.14
S&P 500	100.00	89.11	95.85	103.04	112.04	108.38	121.05	133.82
S&P Food & Beverage Select Industry Index	100.00	88.89	96.87	99.38	98.53	92.82	98.96	104.82

	6/30/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
Westrock Coffee Company	$88.86	$56.46	$55.76	$62.71	$49.76	$42.21	$35.35
NASDAQ Composite	149.84	153.97	163.74	146.94	173.33	193.11	198.36
S&P 500	139.56	147.77	151.33	144.87	160.72	173.78	178.39
S&P Food & Beverage Select Industry Index	101.10	106.94	104.21	102.80	101.42	101.83	100.01

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2025, there was no share repurchase activity made by or on behalf of the Company.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at December 31, 2025 and 2024 and our results of operations for each of the years in the three-year period ended December 31, 2025. The purpose of this Item 7 is to focus on material information relevant to an assessment of our financial condition and results of operations that is not otherwise apparent from the consolidated financial statements and footnotes. This discussion should be read in conjunction with the disclosure regarding “Forward-Looking Statements” as well as the risks discussed under Part I, Item 1A “Risk Factors”, and our consolidated financial statements and notes thereto included under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

We manage our business in two operating segments: Beverage Solutions and Sustainable Sourcing & Traceability (“SS&T”).

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

Significant Developments

Convertible Notes Offering

On November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 (the “2031 Convertible Notes”). The 2031 Convertible Notes are unsecured and senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The purchasers of the 2031 Convertible Notes include, among others, HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), Jeffrey H. Fox Revocable Trust (an affiliate of Jeffrey H. Fox, a member of the board of directors of the Company), and an affiliate of The Stephens Group, LLC (a holder of more than 5% of the outstanding Common Shares). See Note 12 to our Consolidated Financial Statements for additional discussion related to the 2031 Convertible Notes offering.

Credit Agreement Amendments

On January 15, 2025, the Company entered into an Incremental Assumption Agreement and Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement dated as of August 29, 2022 among the Borrower, the Company, Wells Fargo Bank, N.A., as administrative agent, as collateral agent and as swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, the issuing banks party thereto from time to time and the lenders party thereto from time to time (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”). The Fourth Amendment expanded the syndicate to include member banks from the Farm Credit System and increased the amount of revolving facility commitments (the “Existing Revolving Facility Commitments”, and any loans thereunder, the “Existing Revolving Loans”) available to the Borrower under the Credit Agreement by $25.0 million (the “Incremental Revolving Facility Commitments” and any loans thereunder, the “Incremental Revolving Loans”). The amount of revolving facility commitments available to the Borrower under the Credit Agreement, as amended through the Fourth Amendment, is $200.0 million. The Incremental Revolving Facility Commitments and the Incremental Revolving Loans are subject to the same interest rates, commitment fees, maturity dates and other terms as the Existing Revolving Facility Commitments and the Existing Revolving Loans.

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period and clarified that the Company’s minimum liquidity covenant will not apply after the Covenant Relief Period ends.

On November 4, 2025, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified and extended the existing Covenant Relief Period, which commenced on June 30, 2023, and will end on the earlier to occur of (i) October 1, 2026 and (ii) any date following June 30, 2024, on which the Borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions.

During the Covenant Relief Period, the Borrower’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments is more limited. The Fifth Amendment permitted the Borrower to issue convertible notes, including the 2031 Convertible Notes.

The Fifth Amendment modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 5.50x for the test period ending December 31, 2025, (b) 5.25x for the test period ending March 31, 2026, (c) 5.00x for the test period ending June 30, 2026, (d) 4.50x for the test period ending September 30, 2026 and (e) 4.00x for the test period ending December 31, 2026. In addition, the Fifth Amendment lowered the interest coverage ratio that the Company must comply with to permit the interest coverage ratio as of the last day of any test period to be less than (a) on and prior to December 31, 2025, 1.50x, (b) on January 1, 2026 and on or prior to September 30, 2026, 1.75x and (c) on October 1, 2026 and thereafter, 2.00x. As of the date of this Annual Report on Form 10-K, the Company was in compliance with its financial covenants.

Equity Method Investment and De-Consolidation of Rwanda Trading Company

On April 1, 2025, the Company entered into an agreement with ETC Holdings SA (“ECOM”) that combines Westrock’s and ECOM’s Rwandan export operations (the “Rwandan JV”). This strategic partnership, which was established to trade Arabica coffee from Rwanda and commercially operate wet mill and storage facilities, allows Westrock to scale its operations in Rwanda, improve profitability, and strengthen our ability to provide smallholder farmers and their families the ability to advance their quality of life and economic well-being. The Company contributed its ownership interest in Rwanda Trading Company (“RTC”) and $100,000 in cash in exchange for a 49.9% ownership interest in the Rwandan JV. As a result of the transaction, the Company de-consolidated RTC, de-recognizing $9.3 million of assets, including approximately $2.9 million of cash and cash equivalents, and $10.3 million of liabilities that were previously reported within our SS&T segment. Upon de-consolidation, the Company recognized a $2.3 million gain, which is recorded in other, net on the Consolidated Statements of Operations.

Equity Distribution Agreement

On March 15, 2024, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC and Truist Securities, Inc. (the “Agents”), pursuant to which the Company may from time to time offer and sell Common Shares not to exceed 5,000,000 Common Shares in the aggregate (the “Placement Securities”) through the Agents as part of an “at the market” offering program (the “ATM Program”). During the year ended December 31, 2025, the Company sold 1,909,676 Common Shares under the ATM Program. At December 31, 2025, there were 3,030,324 of remining shares authorized to be sold under the ATM Program.

Falcon Credit Agreement Amendment

On March 7, 2025, Falcon Coffees Limited (“Falcon”), a wholly owned subsidiary of the Company, renewed its working capital trade finance facility with multiple institutions. The facility size was increased from $75.0 million to $85.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

On July 23, 2025, Falcon amended its working capital trade finance facility with multiple institutions. The facility size was increased from $85.0 million to $102.5 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility.

On December 16, 2025, Falcon amended its working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund. The amendment extended the maturity date on the then remaining outstanding balance of $3.5 million to March 31, 2028, and requires stepped repayments of $1.0 million during 2026, $2.0 million during 2027 and $0.5 million on March 31, 2028. On December 16, 2025, Falcon obtained an additional $2.9 million loan with responsAbility Climate Smart Agriculture & Food Systems Fund. The facility will mature on December 31, 2028 and requires stepped repayments of $2.9 million throughout 2028.

On March 5, 2026, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was increased from $102.5 million to $110.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. See Note 12 to our Consolidated Financial Statements for additional discussion related to Falcon’s working capital trade finance facility.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Year Ended	% of	Year Ended	% of
(Dollars in Thousands)	December 31, 2025	Revenues	December 31, 2024	Revenues
Net Sales	$1,188,952	100.0%	$850,726	100.0%
Costs of sales	1,038,188	87.3%	696,952	81.9%
Gross profit	150,764	12.7%	153,774	18.1%

Selling, general and administrative expense	185,469	15.6%	185,137	21.8%
Transaction, restructuring and integration expense	9,475	0.8%	13,797	1.6%
Impairment charges	—	0.0%	5,686	0.7%
Loss (gain) on disposal of property, plant and equipment	1,278	0.1%	(1,722)	(0.2)%
Total operating expenses	196,222	16.5%	202,898	23.8%
Loss from operations	(45,458)	(3.8)%	(49,124)	(5.8)%

Other (income) expense
Interest expense	55,747	4.7%	33,856	4.0%
Change in fair value of warrant liabilities	—	0.0%	(7,015)	(0.8)%
Other, net	(4,087)	(0.3)%	413	0.0%
Loss before income taxes and equity in earnings from unconsolidated entities	(97,118)	(8.2)%	(76,378)	(9.0)%
Income tax expense (benefit)	(1,748)	(0.1)%	3,728	0.4%
Equity in (earnings) loss from unconsolidated entities	(4,925)	(0.4)%	192	0.0%
Net loss	$(90,445)	(7.6)%	$(80,298)	(9.4)%
Amortization of Series A Convertible Preferred Shares	347	0.0%	349	0.0%
Net loss attributable to common shareholders	$(90,098)	(7.6)%	$(79,949)	(9.4)%

Net Sales

	Year Ended December 31,
(Thousands)	2025	2024
Beverage Solutions	$908,449	$659,383
Sustainable Sourcing & Traceability(1)	280,503	191,343
Total net sales	$1,188,952	$850,726
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $908.4 million for the year ended December 31, 2025, compared to $659.4 million for the year ended December 31, 2024, increasing 37.8%. The increase was primarily due to a $184.0 million increase in the sale of coffee and tea products, driven by a 28.7% increase in single serve cup volumes, a 6.4% increase in core roast and ground coffee volumes and the year over year growth in coffee commodity prices and tariffs, both of which are passed through to our customers. In addition, sales of flavors, extracts & ingredients products increased $66.9 million, driven by the ramp up in operations of our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”). The Company notes that the single serve volumes have increased during 2025 in part due to the onboarding of a new customer. This customer is currently involved in a pending transaction in which it would be acquired by a competitor of ours within the coffee industry, which has created uncertainty around this customer’s near-term single serve cup commitments. As a result, there can be no assurances that single serve cup volumes reported during the year ended December 31, 2025 will be achieved in future periods, which could negatively impact net sales from our Beverage Solutions segment.

Net Sales from our SS&T segment totaled $280.5 million, net of intersegment revenues, during the year ended December 31, 2025, increasing 46.6% compared to $191.3 million, net of intersegment revenues, during the year ended December 31, 2024. The increase is primarily driven by an increase in the average sales price per pound, which increased 48.0% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in the average sales price per pound is directly correlated to the global commodity price.

Costs of Sales

	Year Ended December 31,
(Thousands)	2025	2024
Beverage Solutions	$780,020	$527,432
Sustainable Sourcing & Traceability	258,168	169,520
Total costs of sales	$1,038,188	$696,952

In our Beverage Solutions segment, costs of sales increased $252.6 million or 47.9% to $780.0 million for the year ended December 31, 2025, from $527.4 million for the year ended December 31, 2024. The increase in costs of sales was primarily driven by an increase in the sales volumes, and the year over year growth in coffee commodity prices and tariffs for the year ended December 31, 2025 compared to the year ended December 31, 2024.

In our SS&T segment, costs of sales increased $88.6 million or 52.3% to $258.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is primarily due to an increase in coffee commodity prices. Costs of sales for the year ended December 31, 2025 included $0.6 million of net unrealized losses on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $4.6 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory for the year ended December 31, 2024.

Selling, General and Administrative Expense

	Year Ended December 31,
	2025		2024
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$174,225	19.2%	$173,879	26.4%
Sustainable Sourcing & Traceability	11,244	4.0%	11,258	5.9%
Total selling, general and administrative expense	$185,469	15.6%	$185,137	21.8%

Total selling, general and administrative expense in our Beverage Solutions segment and our SS&T segment were relatively unchanged compared to the year ended December 31, 2024.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the year ended December 31, 2025 were $9.5 million, approximately $5.5 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives, $1.0 million of non-capitalizable costs associated with credit agreement amendments, $0.8 million of plant closure costs, $0.3 million of fees related to our at-the-market common stock offering program, and $0.3 million of fees related to the establishment of our accounts receivable factoring program. During the year ended December 31, 2024, we incurred $13.8 million of transaction, restructuring and integration expenses, approximately $4.7 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives, $3.1 million of which related to plant closure costs, $2.4 million of which related to the establishment of our at-the-market common stock offering program and $1.6 million of which related to professional and legal costs associated with the Westrock warrant exchange.

Interest Expense

	Year Ended December 31,
(Thousands)	2025	2024
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$16,512	$18,674
Revolving credit facility	13,626	6,442
Convertible notes payable	1,262	978
Convertible notes payable - related party	2,626	2,222
Supply chain finance program	8,562	7,023
International trade finance lines	6,347	4,939
International notes payable	798	826
Other	2,221	1,260
Total cash interest	51,954	42,364
Non-cash:
Amortization of deferred financing costs	4,775	3,224
Capitalized interest	(982)	(11,732)
Total non-cash interest	3,793	(8,508)
Total interest expense	$55,747	$33,856

Interest expense for the year ended December 31, 2025 was $55.7 million compared to $33.9 million for the year ended December 31, 2024. Interest expense associated with our term loan and delayed draw term loan facilities decreased $2.2 million due to a decrease in outstanding balances, while interest on our revolving credit facility increased $7.2 million, primarily due to higher outstanding borrowings. During the year ended December 31, 2025, the Company capitalized approximately $1.0 million of interest costs associated with the build-out of our Conway Facility, compared to $11.7 million of such interest costs for the year ended December 31, 2024.

Change in Fair Value of Warrant Liabilities

Warrant liabilities are adjusted to fair value at each reporting period, with any change in fair value recognized in the Consolidated Statements of Operations. For the year ended December 31, 2024, the Company recognized $7.0 million of gains related to the change in fair value of warrant liabilities. No such gains or losses were recognized during the year ended December 31, 2025, as there were no warrants outstanding during the year.

Income Tax Expense (Benefit)

Income tax benefit for the year ended December 31, 2025 was $1.7 million, resulting in an effective tax rate of 1.9%. Our income tax benefit for the year ended December 31, 2025 is primarily comprised of $16.3 million of expense related to the increase in the valuation allowance against our deferred tax assets, offset by federal and state benefits, at statutory rates, of $19.3 million.

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

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Year Ended	% of	Year Ended	% of
(Thousands)	December 31, 2024	Revenues	December 31, 2023	Revenues
Net Sales	$850,726	100.0%	$864,714	100.0%
Costs of sales	696,952	81.9%	724,856	83.8%
Gross profit	153,774	18.1%	139,858	16.2%

Selling, general and administrative expense	185,137	21.8%	144,577	16.7%
Transaction, restructuring and integration expense	13,797	1.6%	14,557	1.7%
Impairment charges	5,686	0.7%	—	0.0%
(Gain) loss on disposal of property, plant and equipment	(1,722)	(0.2)%	1,153	0.1%
Total operating expenses	202,898	23.8%	160,287	18.5%
Loss from operations	(49,124)	(5.8)%	(20,429)	(2.4)%

Other (income) expense
Interest expense	33,856	4.0%	29,157	3.4%
Change in fair value of warrant liabilities	(7,015)	(0.8)%	(10,207)	(1.2)%
Other, net	413	0.0%	1,446	0.2%
Loss before income taxes and equity in earnings from unconsolidated entities	(76,378)	(9.0)%	(40,825)	(4.7)%
Income tax expense (benefit)	3,728	0.4%	(6,358)	(0.7)%
Equity in (earnings) loss from unconsolidated entities	192	0.0%	100	0.0%
Net loss	$(80,298)	(9.4)%	$(34,567)	(4.0)%
Net loss attributable to non-controlling interest	—	0.0%	15	0.0%
Net loss attributable to shareholders	(80,298)	(9.4)%	(34,582)	(4.0)%
Amortization (accretion) of Series A Convertible Preferred Shares	349	0.0%	(161)	(0.0)%
Net loss attributable to common shareholders	$(79,949)	(9.4)%	$(34,743)	(4.0)%

Net Sales

	Year Ended December 31,
(Thousands)	2024	2023
Beverage Solutions	$659,383	$722,865
Sustainable Sourcing & Traceability(1)	191,343	141,849
Total net sales	$850,726	$864,714

(1)	Net of intersegment revenues.

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

Total selling, general and administrative expense in our Beverage Solutions segment increased $39.3 million to $173.9 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase is primarily due to a $30.6 million increase in expenses associated with the Conway Facility and a $6.7 million increase in personnel-related costs. In our SS&T segment, selling, general and administrative costs increased $1.2 million for the year ended December 31, 2024, primarily due to a $1.0 million increase in personnel-related costs compared to the year ended December 31, 2023.

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

Interest expense for the year ended December 31, 2024 was $33.9 million compared to $29.2 million for the year ended December 31, 2023. Cash interest increased $13.6 million and is attributable to increased interest associated with our term loan and delayed draw term loan facilities, primarily due to higher outstanding borrowings, $3.2 million of interest on our 2029 Convertible Notes that were issued in February of 2024, and $4.1 million of increased interest expense associated with our supply chain financing program, due to increased average borrowings outstanding in 2024 compared to 2023. During the year ended December 31, 2024, the Company capitalized approximately $11.7 million of interest costs associated with the build out of the Conway Facility, compared to $3.2 million of such interest for the year ended December 31, 2023.

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

Substantially all our client contracts require that we be compensated for services performed to date. This is upon the completion of production, shipment of goods or upon delivery of goods to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-

producing transactions. Although we occasionally receive returns of products from our customers, historically returns have not been material.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350, Intangibles – Goodwill and Other, (“ASC 350”), we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. As of December 31, 2025, all of our goodwill is assigned to our Beverage Solutions reporting unit. Unless circumstances otherwise dictate, the annual impairment test is performed as of October 1.

While ASC 350 permits the use of a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount (the “Step Zero” analysis), we voluntarily elected to bypass the Step Zero analysis for our most recent annual impairment test, and proceeded directly to a quantitative assessment.

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

For the annual impairment test performed as of October 1, 2025, the estimated fair value of our Beverage Solutions reporting unit exceeded its carrying value by 55%, as such, no goodwill impairment was recognized. A 100-basis point increase in our weighted average cost of capital and a 100-basis point decrease in our terminal revenue growth rate, holding all other assumptions constant, would result in the estimated fair value of our Beverage Solutions reporting unit exceeding its carrying value by 40%.

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

Green Coffee Inventories

Green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, within our SS&T segment, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815. Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs, and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of cost of sales in our Consolidated Statements of Operations. At December 31, 2025, a 10% change in the price of coffee would have had an approximately $7.5 million impact on the value of our green coffee inventory.

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

The Company re-measured the fair value of the public Warrants based on the quoted market price of the public Warrants. The private Warrants were valued using a binomial lattice valuation model. The primary unobservable input utilized in determining the fair value of the private Warrants was the expected volatility of the stock price, which is determined by use of an option pricing model. For the years ended December 31, 2023 and 2024, the Company recognized $10.2 million and $7.0 million of gains related to the change in fair value of warrant liabilities, respectively. No such gains or losses were recognized during the year ended December 31, 2025. At December 31, 2024 and December 31, 2025, there were no outstanding Warrants.

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

The reconciliation of our net (loss) income to EBITDA and Consolidated Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
(Thousands)	2025	2024	2023
Net loss	$(90,445)	$(80,298)	$(34,567)
Interest expense	55,747	33,856	29,157
Income tax expense (benefit)	(1,748)	3,728	(6,358)
Depreciation and amortization	55,836	34,745	26,584
EBITDA	19,390	(7,969)	14,816
Transaction, restructuring and integration expense	9,475	13,797	14,557
Change in fair value of warrant liabilities	—	(7,015)	(10,207)
Management and consulting fees (S&D Coffee, Inc. acquisition)	—	—	556
Equity-based compensation	14,552	11,608	8,708
Impairment charges	—	5,686	—
Conway extract and ready-to-drink facility pre-production costs	24,725	35,544	11,698
Mark-to-market adjustments	629	(4,622)	(104)
Loss (gain) on disposal of property, plant and equipment	1,278	(1,722)	1,153
Other	(373)	1,873	3,904
Consolidated Adjusted EBITDA	$69,676	$47,180	$45,081

Refer to Note 20 of Part II, Item 8 “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, for information regarding our reportable segments, including disclosures of the Company’s segment performance measure.

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

Green coffee, which is our primary raw material, is an exchange traded agricultural commodity that is subject to price fluctuations, the reasons for which are outside of the control of the Company. During 2024 and 2025, market prices for green coffee were elevated relative to historical prices, at times exceeding $4.00 per pound of green coffee for sustained periods of time. Elevated market prices impact the entire supply chain, as exporters, traders, suppliers and roasters require increased working capital to fund rising green coffee costs, and without having access to sufficient working capital, supply chain disruptions may emerge.

In addition, our liquidity may be negatively impacted by enacted and/or proposed tariffs and trading restrictions that, absent an exemption, would be applied to imported equipment, commodities and packaging materials. The uncertainty around the long-term tariff rates that could be applied to our importation of products into the U.S. presents significant challenges to our operations and supply chain and may result in future results being significantly different than any outlook given. We cannot predict what additional actions might be considered or implemented by the U.S. or its trade partners, particularly in the current geopolitical environment. The uncertainty could also cause disturbances in ocean shipping capacity that could affect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs. A persistent increase in coffee costs or tariff-impacted equipment or material costs, could adversely affect consumer demand as producers attempt to pass higher costs down the supply chain.

Where possible, we will seek to recover tariff- and inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. A prolonged increase in “C” market prices and/or tariff-impacted costs combined with the near-term costs associated with continuing to scale-up the remaining portions of the Conway Facility, may require us to evaluate our allocation of working capital, and if we are not able to effectively manage our working capital, or do not have access to sufficient working capital to meet our purchasing needs for green coffee, other commodity inputs, ingredients or supplies (such as materials used in our packaging), we may need to access the debt or equity capital markets, and there is no assurance that we will be able to do so on terms that are favorable to the Company or at all. In addition, we may be required to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition, covenant compliance and ability to achieve our intended business objectives.

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

At December 31, 2025, we had $145.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 7.9%, and we had $2.0 million of standby letters of credit outstanding. At December 31, 2025, the interest rate applicable to our Term Loan Facility was 7.9% and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.2%.

On February 15, 2024, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement. The Third Amendment modified the existing covenant relief period (the “Covenant Relief Period”), which commenced on June 30, 2023, and amended the thresholds for compliance with the Company’s (i) secured net leverage ratio, and (ii) interest coverage ratio, which were further amended by the Fourth and Fifth Amendments as described below. The Third Amendment permits the Company to issue convertible notes, including the 2029 Convertible Notes, and limited the Company’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments.

The Credit Agreement, as amended through the Third Amendment, also includes (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash, as defined within the Third Amendment of the Credit Agreement, on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan.

On January 15, 2025, the Company, entered into an Incremental Assumption Agreement and Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment expanded the syndicate to include member banks from the Farm Credit System and increased the amount of revolving facility commitments (the “Existing Revolving Facility Commitments”, and any loans thereunder, the “Existing Revolving Loans”) available to the Borrower under the Credit Agreement by $25.0 million (the “Incremental Revolving Facility Commitments” and any loans thereunder, the “Incremental Revolving Loans”). The amount of revolving facility commitments available to the Borrower under the Credit Agreement, as amended through the Fourth Amendment, is $200.0 million. The Incremental Revolving Facility Commitments and the Incremental Revolving Loans are subject to the same interest rates, commitment fees, maturity dates and other terms as the Existing Revolving Facility Commitments and the Existing Revolving Loans.

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period and clarified that the Company’s the minimum liquidity covenant will not apply after the Covenant Relief Period ends.

On November 4, 2025, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified and extended the existing Covenant Relief Period, which commenced on June 30, 2023, and will end on the earlier to occur of (i) October 1, 2026 and (ii) any date following June 30, 2024, on which the Borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions.

During the Covenant Relief Period, the Borrower’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments is more limited. The Fifth Amendment permitted the Borrower to issue convertible notes, including the 2031 Convertible Notes.

The Fifth Amendment modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 5.50x for the test period ending December 31, 2025, (b) 5.25x for the test period ending March 31, 2026, (c) 5.00x for the test period ending June 30, 2026, (d) 4.50x for the test period ending September 30, 2026 and (e) 4.00x for the test period ending December 31, 2026. In addition, the Fifth Amendment lowered the interest coverage ratio that the Company must comply with to permit the interest coverage ratio as of the last day of any test period to be less than (a) on and prior to December 31, 2025, 1.50x, (b) on January 1, 2026 and on or prior to September 30, 2026, 1.75x and (c) on October 1, 2026 and thereafter, 2.00x. As of the date of this Annual Report on Form 10-K, the Company was in compliance with its financial covenants.

The Company believes that its secured net leverage under the Credit Agreement is important to the understanding of the Company’s financial condition and liquidity. At December 31, 2025, the Company’s secured net leverage ratio was 3.85:1.00, compared to a maximum allowable ratio of 5.50:1.00, with such calculation set forth below:

(Thousands, except leverage ratio)	Trailing Twelve-Months
Beverage Solutions Segment Adjusted EBITDA	$68,481
Permissible credit agreement adjustments[1]	6,668
Trailing Twelve-Months Credit Agreement Adjusted EBITDA	$75,149

End of period:
Term loan facility	$145,469
Delayed draw term loan facility	45,313
Revolving credit facility	145,000
Letters of credit outstanding	1,980
Secured debt	337,762
Beverage Solutions unrestricted cash and cash equivalents	(48,232)
Secured net debt	$289,530

Beverage Solutions Credit Agreement secured net leverage ratio	3.85x

1 – Primarily consists of $4.2 million of pro forma run-rate impact of cost savings initiatives, as permitted by the Credit Agreement.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $4.2 million (1.875% of the original principal balance), increasing to approximately $5.6 million (2.5% of the original principal balance) during the final year of the agreements.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “2029 Convertible Notes”), of which $50.0 million was from related parties. The 2029 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2029 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Consolidated Balance Sheets. At December 31, 2025, the carrying value of the 2029 Convertible Notes was $71.7 million, of which $49.8 million was from related parties.

Pursuant to the terms of the 2029 Convertible Notes, noteholders may convert their 2029 Convertible Notes at their option only in the following circumstances: (i) during the period commencing on August 15, 2024, and prior to the close of business on the trading day immediately preceding August 15, 2028, if the closing price for at least 20 trading days (whether or not consecutive) during the period of any 30 consecutive trading days in the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price; (ii) during the period commencing on August 15, 2028, and prior to the close of business on the second scheduled trading day immediately preceding February 15, 2029, at any time; and (iii) during the 35 trading days following the effective date of certain fundamental change transactions that occur prior to the close of business on the trading day immediately preceding August 15, 2028.

The Company will settle conversions by paying or delivering, as applicable, at the Company’s election, cash, Common Shares, or a combination of cash and Common Shares. The Company may not issue more than 19.99% of the issued and outstanding Common Shares immediately prior to the issuance of the 2029 Convertible Notes in respect of the conversion of the 2029 Convertible Notes. The initial conversion price of the 2029 Convertible Notes is $12.84, which corresponds to an initial conversion rate of approximately 77.88 Common Shares per $1,000 principal amount of 2029 Convertible Notes. The conversion price and conversion rate are subject to customary adjustments.

On November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 (the “2031 Convertible Notes”), of which $11.5 million was from related parties. The 2031 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2031 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Consolidated Balance Sheets. At December 31, 2025, the carrying value of the 2031 Convertible Notes was $28.9 million, of which $11.1 million was from related parties.

Pursuant to the terms of the 2031 Convertible Notes, noteholders may convert their 2031 Convertible Notes at their option only in the following circumstances: (i) during the period commencing on May 4, 2026, and prior to the close of business on the trading day immediately preceding August 15, 2030, if the closing price for at least 20 trading days (whether or not consecutive) during the period of any 30 consecutive trading days in the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price; (ii) during the period commencing on August 15, 2030, and prior to the close of business on the second scheduled trading day immediately preceding February 15, 2031, at any time; and (iii) during the 35 trading days following the effective date of certain fundamental change transactions that occur prior to the close of business on the trading day immediately preceding August 15, 2030.

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

At December 31, 2025, there was $82.6 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of December 31, 2025.

On March 5, 2026, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was increased from $102.5 million to $110.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility.

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

On December 16, 2025, Falcon amended its working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund. The amendment extended the maturity date on the then remaining outstanding balance of $3.5 million to March 31, 2028, and requires stepped repayments of $1.0 million during 2026, $2.0 million during 2027 and $0.5 million on March 31, 2028. On December 16, 2025, Falcon obtained an additional $2.9 million loan with responsAbility Climate Smart Agriculture & Food Systems Fund. The facility will mature on December 31, 2028 and requires stepped repayments of $2.9 million throughout 2028.

At December 31, 2025, there was $6.4 million of outstanding borrowings under the facility, of which $5.4 million and $1.0 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of December 31, 2025.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Consolidated Balance Sheets. As of December 31, 2025, there were $96.6 million in obligations outstanding under the Program.

Receivables Purchase Agreement

On June 27, 2025, the Company entered into a receivable purchase agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”) through which the Company may sell up to $35.0 million of certain trade receivables on a nonrecourse basis to the Factor. Transactions under the Factoring Agreement qualify for true-sale treatment in accordance with Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“ASC 860”), whereby receivables sold to the Factor are recorded as a reduction of accounts receivable in the Consolidated Balance Sheets. As a part of the Factoring Agreement, we perform certain collection and administrative functions for the receivables sold.

During the year ended December 31, 2025, the Company received gross cash proceeds of $210.8 million related to the sale of receivables under the Factoring Agreement, remitted approximately $175.8 million of customer payments to the Factor, and incurred approximately $1.6 million of fees associated with these sales, which are recorded within selling, general and administrative expense on the Consolidated Statements of Operations. At December 31, 2025, the Company held $13.8 million of customer payments that have yet to be remitted to the Factor, which is recorded within restricted cash on the Consolidated Balance Sheets.

Green Coffee Repurchase Program

The Company is party to a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At December 31, 2025 and December 31, 2024, the Company had a right, or obligation, to repurchase $11.8 million and $0, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Consolidated Statements of Cash Flows.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock not to exceed 5,000,000 Common Shares in the aggregate. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. During the year ended December 31, 2024, the Company sold 60,000 Common Shares under the ATM Program, resulting in net proceeds of $0.6 million. During the year ended December 31, 2025, the Company sold 1,909,676 Common Shares under the ATM Program, generating net proceeds of $11.9 million. As of December 31, 2025, there were 3,030,324 of remaining shares authorized to be sold under ATM Program.

Current and Long-Term Liquidity

Our liquidity needs are to fund operating expenses, meet debt service obligations, and fund both current and long-term investment activities, which include capital expenditures. We have completed the majority of the capital expenditures related to the Conway Facility, and we believe cash from operations, and borrowings available under the Revolving Credit Facility will provide sufficient cash on-hand to fund our operating expenses, debt service, near-term investment activities and near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base and (iii) continuing to drive margin expansion. However, the Company will continuously evaluate its liquidity needs, especially in light of “C” market price volatility and tariff and trading restrictions (as discussed above) and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund our operating expenses, debt service and near-term investment activities, we may delay and/or reprioritize our near-term growth strategies, which may have an adverse impact on our ability to achieve our growth objectives.

We believe that cash from operations, borrowings available under the Revolving Credit Facility and our ability to obtain future financing will provide sufficient cash on hand to fund our long-term liquidity needs and growth strategies, which include (i) expanding geographically and (ii) finding accretive acquisitions.

Redemptions of Series A Preferred Shares

After February 26, 2028, any holder of Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million. If Westrock was required by the holders to redeem a significant number of Series A Preferred Shares, Westrock may not have enough cash available (including through draws on its credit facility) for other purposes such as paying dividends on the Common Shares, purchasing Common Shares, financing acquisitions or other expansions, paying employee incentives and/or executing its business strategy. An outflow of a significant amount of cash from Westrock as a result of redemptions of the Series A Preferred Shares may cause a deterioration in the financial condition of Westrock and our ability to pay our other obligations and/or execute our business strategy. The impact of such redemptions on Westrock will depend, among other things, on the financial condition of Westrock at the time of such redemptions, including the amount of available cash on hand and ability to draw on Westrock’s credit facilities or obtain other sources of financing, the business strategies and objectives of Westrock at that time and the magnitude of such redemptions. Additionally, we may reserve cash, refrain from pursuing other business objectives and/or direct cash away from other business objectives to ensure that we have sufficient available cash to satisfy holder redemptions and this may adversely affect our business and financial condition and ability to execute on our business strategy.

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

Future purchase obligations of $240.3 million as of December 31, 2025 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have no future obligations to repurchase inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solution segment has an obligation to repurchase. At December 31, 2024, the Company had $0.6 million of such obligations.

At December 31, 2025, we had a right or obligation to repurchase $11.8 million of inventory associated with Repo Transactions, for which the liability is recorded within accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

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

Capital expenditures for the years ended December 31, 2025, 2024 and 2023 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Year ended December 31, 2025	$82,877	$2,930	$1,352	$1,641	$88,800
Year ended December 31, 2024	$155,309	$1,862	$1,088	$1,366	$159,625
Year ended December 31, 2023	$153,604	$3,478	$2,039	$5,490	$164,611

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodities Price Risk

We are exposed to commodities price risk related to changes in the market price of green coffee. We have historically utilized, and expect to continue to utilize, various types of derivative instruments, including forward contracts, futures contracts, commodity swaps, and option contracts to hedge our exposure to the market price variability of green coffee. For most, but not all, of our customers, increases in the cost of green coffee can be passed on to our customers in the form of higher prices. See Note 3, Summary of Significant Accounting Policies, and Note 14, Derivatives, to the Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion of our derivative instruments.

Interest Rate Risk

We are exposed to interest rate volatility with respect to the variable rate facilities under the Credit Agreement, entered into on August 29, 2022. We estimate that the potential impact to our interest rate expense associated with the variable rate Term Loan Facility and Delayed Draw Term Loan Facility, assuming a hypothetical 10% change in interest rates as of December 31, 2025, would be an annualized impact of approximately $0.7 million on the Company’s results of operations for the year ended December 31, 2025.

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

WESTROCK COFFEE COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Westrock Coffee Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westrock Coffee Company and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 10, 2026

We have served as the Company's auditor since 2020.

WESTROCK COFFEE COMPANY
CONSOLIDATED BALANCE SHEETS

(Thousands, except par value)	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$49,875	$26,151
Restricted cash	21,164	9,413
Accounts receivable, net of allowance for credit losses of $2,750 and $3,995, respectively	94,099	99,566
Inventories	199,802	163,323
Derivative assets	15,049	19,746
Prepaid expenses and other current assets	16,370	15,444
Total current assets	396,359	333,643

Property, plant and equipment, net	483,606	467,011
Goodwill	116,111	116,111
Intangible assets, net	107,141	114,879
Operating lease right-of-use assets	60,310	63,380
Other long-term assets	12,451	6,756
Total Assets	$1,175,978	$1,101,780

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$19,281	$14,057
Short-term debt	82,640	54,659
Accounts payable	91,175	84,255
Supply chain finance program	96,594	78,838
Derivative liabilities	28,600	11,966
Accrued expenses and other current liabilities	95,340	34,095
Total current liabilities	413,630	277,870

Long-term debt, net	360,703	325,880
Convertible notes payable - related party, net	60,839	49,706
Deferred income taxes	10,160	14,954
Operating lease liabilities	58,146	60,692
Other long-term liabilities	865	1,346
Total liabilities	904,343	730,448

Commitments and contingencies (Note 21)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,511 shares and 23,511 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively, $11.50 liquidation value	273,503	273,850

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 96,866 shares and 94,221 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	969	942
Additional paid-in-capital	544,567	519,878
Accumulated deficit	(534,370)	(442,922)
Accumulated other comprehensive income (loss)	(13,034)	19,584
Total shareholders' equity (deficit)	(1,868)	97,482

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$1,175,978	$1,101,780

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Thousands, except per share data)	2025	2024	2023
Net sales	$1,188,952	$850,726	$864,714
Costs of sales	1,038,188	696,952	724,856
Gross profit	150,764	153,774	139,858

Selling, general and administrative expense	185,469	185,137	144,577
Transaction, restructuring and integration expense	9,475	13,797	14,557
Impairment charges	—	5,686	—
Loss (gain) on disposal of property, plant and equipment	1,278	(1,722)	1,153
Total operating expenses	196,222	202,898	160,287
Loss from operations	(45,458)	(49,124)	(20,429)

Other (income) expense
Interest expense	55,747	33,856	29,157
Change in fair value of warrant liabilities	—	(7,015)	(10,207)
Other, net	(4,087)	413	1,446
Loss before income taxes and equity in earnings from unconsolidated entities	(97,118)	(76,378)	(40,825)
Income tax expense (benefit)	(1,748)	3,728	(6,358)
Equity in (earnings) loss from unconsolidated entities	(4,925)	192	100
Net loss	$(90,445)	$(80,298)	$(34,567)
Net loss attributable to non-controlling interest	—	—	15
Net loss attributable to shareholders	(90,445)	(80,298)	(34,582)
Amortization (accretion) of Series A Convertible Preferred Shares	347	349	(161)
Net loss attributable to common shareholders	$(90,098)	$(79,949)	$(34,743)

(Loss) earnings per common share:
Basic	$(0.94)	$(0.89)	$(0.43)
Diluted	$(0.94)	$(0.89)	$(0.43)

Weighted-average number of shares outstanding:
Basic	95,351	89,795	80,684
Diluted	95,351	89,795	80,684

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Thousands)	2025	2024	2023
Net loss	$(90,445)	$(80,298)	$(34,567)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	(33,202)	15,501	9,717
Foreign currency translation adjustment	(419)	265	204
Total other comprehensive income (loss)	(33,621)	15,766	9,921
Comprehensive (loss) income	(124,066)	(64,532)	(24,646)
Comprehensive income (loss) attributable to non-controlling interests	—	—	15
Comprehensive loss attributable to shareholders	(124,066)	(64,532)	(24,661)
Amortization of Series A Convertible Preferred Shares	347	349	(161)
Comprehensive loss attributable to common shareholders	$(123,719)	$(64,183)	$(24,822)

See accompanying notes to the consolidated financial statements.

WESTROCK COFFEE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Non-Controlling	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance at December 31, 2022	75,020	750	342,664	(328,042)	(6,103)	2,460	$11,729
Net income (loss)	—	—	—	(34,582)	—	15	(34,567)
Issuance of common shares related to acquisitions	40	—	446	—	—	—	446
Issuance of common shares related to Public Warrant exercise	229	2	3,142	—	—	—	3,144
Issuance of common shares related to stock options exercised	88	1	847	—	—	—	848
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	76	1	881	—	—	—	882
Issuance of common shares related to purchase of non-controlling interest	100	1	474	—	—	(2,475)	(2,000)
Issuance of common shares, net of issuance costs	11,877	119	117,648	—	—	—	117,767
Accretion of Series A Convertible Preferred Shares	—	—	(161)	—	—	—	(161)
Other comprehensive income (loss)	—	—	—	—	9,921	—	9,921
Equity-based compensation	621	6	8,702	—	—	—	8,708
Net share settlement of equity awards	—	—	(2,977)	—	—	—	(2,977)
Balance at December 31, 2023	88,051	$880	$471,666	$(362,624)	$3,818	$—	$113,740

Balance at December 31, 2023	88,051	$880	$471,666	$(362,624)	$3,818	$—	$113,740
Net income (loss)	—	—	—	(80,298)	—	—	(80,298)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	60	1	624	—	—	—	625
Issuance of common shares related to stock options exercised	1	—	12	—	—	—	12
Issuance of common shares related to warrant exchange	5,539	54	37,732	—	—		37,786
Issuance of common shares related to conversion of Series A Convertible Preferred Shares	1	—	16	—	—		16
Amortization of Series A Convertible Preferred Shares	—	—	349	—	—	—	349
Other comprehensive income (loss)	—	—	—	—	15,766	—	15,766
Equity-based compensation	569	7	11,601	—	—	—	11,608
Net share settlement of equity awards	—	—	(2,122)	—	—	—	(2,122)
Balance at December 31, 2024	94,221	$942	$519,878	$(442,922)	$19,584	$—	$97,482

Balance at December 31, 2024	94,221	942	519,878	(442,922)	19,584	—	97,482
Net income (loss)	—	—	—	(90,445)	—	—	(90,445)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	1,910	19	11,896	—	—		11,915
Amortization of Series A Convertible Preferred Shares	—	—	347	—	—	—	347
Other comprehensive income (loss)	—	—	—	—	(33,621)	—	(33,621)
Equity-based compensation	735	8	14,544	—	—	—	14,552
Net share settlement of equity awards	—	—	(2,098)	—	—	—	(2,098)
Other	—	—	—	(1,003)	1,003	—	—
Balance at December 31, 2025	96,866	$969	$544,567	$(534,370)	$(13,034)	$—	$(1,868)

WESTROCK COFFEE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Thousands)	2025	2024	2023
Cash flows from operating activities:
Net loss	$(90,445)	$(80,298)	$(34,567)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,836	34,745	26,584
Impairment charges	—	5,686	—
Equity-based compensation	14,552	11,608	8,708
Provision for credit losses	1,890	2,316	979
Amortization of deferred financing fees included in interest expense	4,638	3,224	3,517
Write-off of unamortized deferred financing fees	137	—	—
(Gain) loss on disposal of property, plant and equipment	1,278	(1,722)	1,153
Gain on de-consolidation of Rwanda Trading Company	(2,291)	—	—
Mark-to-market adjustments	629	(4,622)	(104)
Change in fair value of warrant liabilities	—	(7,015)	(10,207)
Foreign currency transactions	(141)	598	1,864
Deferred income tax expense (benefit)	(3,088)	3,287	(6,512)
Other	(3,347)	1,257	2,486
Change in operating assets and liabilities:
Accounts receivable	(6,960)	(2,766)	1,688
Inventories	(46,903)	(6,558)	915
Derivative assets and liabilities	(6,010)	16,383	6,440
Prepaid expense and other assets	3,349	1,983	(1,890)
Accounts payable	34,454	5,693	(59,292)
Accrued liabilities and other	23,408	2,958	(5,826)
Net cash used in operating activities	(19,014)	(13,243)	(64,064)
Cash flows from investing activities:
Additions to property, plant and equipment	(88,800)	(159,625)	(164,611)
Additions to intangible assets	(174)	(173)	(173)
Acquisition of business, net of cash acquired	—	—	(2,392)
Proceeds from sale of equity method investments and non-marketable securities	500	—	—
Acquisition of equity method investments and non-marketable securities, inclusive of cash contributed	(2,952)	—	(1,385)
Proceeds from sale of property, plant and equipment	462	13,875	206
Proceeds from deferred purchase price of sold trade receivables	8,788	—	—
Net cash used in investing activities	(82,176)	(145,923)	(168,355)
Cash flows from financing activities:
Payments on debt	(126,487)	(181,242)	(199,196)
Proceeds from debt	185,853	278,141	258,490
Payments on supply chain financing program	(181,513)	(163,869)	(32,141)
Proceeds from supply chain financing program	199,269	164,631	110,217
Proceeds from convertible notes payable	18,500	22,000	—
Proceeds from convertible notes payable - related party	11,500	50,000	—
Payment of debt issuance costs	(4,016)	(3,329)	(3,158)
Payment of convertible notes payable issuance costs	(1,175)	(511)	—
Net proceeds from (repayments of) repurchase agreements	11,209	(7,706)	(6,268)
Net change in unremitted cash collections from servicing factored receivables	13,756	—	—
Proceeds from exercise of stock options	—	12	848
Proceeds from exercise of Public Warrants	—	—	2,632
Proceeds from issuance of common stock	12,097	635	118,767
Payment of equity issuance costs	(181)	(10)	(1,000)
Payment for purchase of non-controlling interest	—	—	(2,000)
Payment for taxes for net share settlement of equity awards	(2,098)	(2,122)	(2,977)
Net cash provided by financing activities	136,714	156,630	244,214
Effect of exchange rate changes on cash	(49)	260	(360)
Net increase (decrease) in cash and cash equivalents and restricted cash	35,475	(2,276)	11,435
Cash and cash equivalents and restricted cash at beginning of period	35,564	37,840	26,405
Cash and cash equivalents and restricted cash at end of period	$71,039	$35,564	$37,840

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$12,889	$32,582	$23,124
Amounts obtained as beneficial interest in sold trade receivables	10,630	—	—

Supplemental cash flow information:
Cash paid for interest	$49,398	$37,552	$29,446

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

The Company operates manufacturing and distribution facilities in Concord, North Carolina, North Little Rock, Arkansas, Conway, Arkansas, and Johor Bahru, Malaysia. In addition, the Company operates Trading and Representative offices in Lewes, UK, Austin, Texas, Lima & Jaen, Peru, Addis Ababa, Ethiopia, Johor Bahru, Malaysia, and Seoul, Korea.

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

On April 1, 2025, the Company entered into an agreement with ETC Holdings SA (“ECOM”) that combines Westrock’s and ECOM’s Rwandan export operations (the “Rwandan JV”). This strategic partnership, which was established to trade Arabica coffee from Rwanda and commercially operate wet mill and storage facilities, allows Westrock to scale its operations in Rwanda, improve profitability, and strengthen our ability to provide smallholder farmers and their families the ability to advance their quality of life and economic well-being. The Company contributed its ownership interest in Rwanda Trading Company (“RTC”) and $100,000 in cash in exchange for a 49.9% ownership interest in the Rwandan JV. As a result of the transaction, the Company de-consolidated RTC, de-recognizing $9.3 million of assets, including approximately $2.9 million of cash and cash equivalents, and $10.3 million of liabilities that were previously reported within our Sustainable Sourcing & Traceability (“SS&T”) segment. Upon de-consolidation, the Company recognized a $2.3 million gain during the three months ended June 30, 2025, which is recorded in other, net on the Consolidated Statements of Operations. The gain on de-consolidation of RTC is reported as operating activities in the Consolidated Statements of Cash Flows.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement (as defined herein) and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that projected cash flow from operations, including current projections of the timing and amount of cash flows to be generated from our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”) and available borrowings under its Credit Agreement, as amended, will be sufficient to fund operations and to maintain covenant compliance for at least the next twelve months. However, during the year ended December 31, 2025, we incurred net losses of $90.4 million and net cash outflows from operating activities of $19.0 million. If we are unable to achieve our profitability growth projections and maintain our covenant leverage ratio, interest coverage, and minimum liquidity requirements, as a result of, for example, experiencing any adverse impact of changes or further delays in the estimated timing and/or volume of products to be produced in our Conway Facility over the next twelve months, and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants.

As further discussed in Note 12, on November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 and entered into an Incremental Assumption Agreement and Amendment No. 5 to its Credit Agreement (as defined in Note 12), which modified certain financial covenants. However, as management’s ability to raise additional capital or amend its financial covenants cannot be assured, if necessary, management has committed to delay growth capital expenditures and/or reduce operating expenses, including headcount, salary and/or bonus reductions, all of which are in the Company’s control, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. If required, the Company will reduce operating costs to ensure compliance with its financial covenants. The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Restricted cash also includes unremitted customer payments received under factoring arrangements, as described under Receivables Purchase Agreement below.

The total cash and cash equivalents and restricted cash is as follows:

(Thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$49,875	$26,151
Restricted cash	21,164	9,413
Total	$71,039	$35,564

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

Activity in the allowance for credit losses was as follows:

	Year Ended December 31,
(Thousands)	2025	2024
Balance at beginning of period	$3,995	$2,915
Charged to selling, general and administrative expense	1,890	2,316
Write-offs, net	(3,135)	(1,236)
Total	$2,750	$3,995

Receivables Purchase Agreement

On June 27, 2025, the Company entered into a receivable purchase agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”) through which the Company may sell up to $35.0 million of certain trade receivables on a nonrecourse basis to the Factor. Transactions under the Factoring Agreement qualify for true-sale treatment in accordance with Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“ASC 860”), whereby receivables sold to the Factor are recorded as a reduction of accounts receivable in the Consolidated Balance Sheets. As a part of the Factoring Agreement, we perform certain collection and administrative functions for the receivables sold.

During the year ended December 31, 2025, the Company received cash proceeds of $210.8 million related to the sale of receivables under the Factoring Agreement, remitted approximately $175.8 million of customer payments to the Factor, and incurred approximately $1.6 million of fees associated with these sales, which are recorded within selling, general and administrative expense on the Consolidated Statements of Operations. At December 31, 2025, the Company held $13.8 million of customer payments that have yet to be remitted to the Factor, which is recorded within restricted cash on the Consolidated Balance Sheets. At December 31, 2025 and December 31, 2024, there was $1.2 million and $0, respectively, of deferred purchase price on the sold receivables, as defined in the Factoring Agreement, recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets. Cash received from the initial sale of receivables under the Factoring Agreement is classified within operating activities, and cash received from any deferred purchase price is classified within investing activities in the Consolidated Statements of Cash Flows.

Inventories

Inventories are stated at the lower of cost, determined on the average cost method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and manufacturing overhead costs.

Within our Sustainable Sourcing & Traceability segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023, we recognized $8.7 million of net unrealized losses, $6.8 million of net unrealized gains and $4.2 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

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

Capitalized Interest

We capitalize a portion of interest costs incurred related to assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on eligible expenditures incurred during the period involved in bringing the assets to their intended use and the Company’s weighted-average interest rate during the period. For the years ended December 31, 2025, 2024 and 2023, we capitalized approximately $1.0 million, $11.7 million and $3.2 million of interest costs, respectively.

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

(Thousands)	December 31, 2025	December 31, 2024
Confirmed obligations outstanding at the beginning of the year	$78,838	$78,076
Invoices confirmed during the period	199,269	164,631
Confirmed invoices paid during the period	(181,513)	(163,869)
Confirmed obligations outstanding at the end of the quarter	$96,594	$78,838

Green Coffee Repurchase Program

On March 28, 2025, the Company entered into a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At December 31, 2025 and December 31, 2024, the Company had a right, or obligation, to repurchase $11.8 million and $0, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Consolidated Statements of Cash Flows.

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

The closure of the West Winds facility was completed as of June 30, 2024, and the Company completed the sale of the associated land and buildings during the fourth quarter of 2024, recognizing a $3.4 million gain, which is recorded in loss (gain) on disposal of property, plant and equipment in the Consolidated Statements of Operations. Production in our Richmond, California facility ceased during the third quarter of 2024. During the year ended December 31, 2024, the Company recognized $5.6 million and $0.1 million of impairment charges on property, plant and equipment and intangible assets, respectively, as a result of the consolidation of manufacturing facilities, which are recorded in impairment charges in the Consolidated Statements of Operations. The Company incurred total costs related to the plant consolidations of $4.0 million, of which $3.2 million was incurred during the year ended December 31, 2024 and approximately $0.8 million was incurred during the year ended December 31, 2025. These charges primarily relate to costs to remove and re-install production equipment into other manufacturing facilities.

In addition, during the second quarter of 2024, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result of this reduction, and the impacts of the consolidation of manufacturing facilities noted above, the Company recognized approximately $4.7 million of one-time employee severance costs during the year ended December 31, 2024. At December 31, 2025, there were no amounts accrued for related to such termination benefits.

The following table summarizes the changes in the Company’s accrual for employee termination benefits:

Year Ended
December 31,
(Thousands)	2025
Balance at beginning of period	$644
Charges	—
Adjustments	(186)
Cash paid	(458)
Balance at end of the period	$-

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the fair value of the net assets acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350 Goodwill – Intangible and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. As of December 31, 2025, all of our goodwill is assigned to our Beverage Solutions reporting unit. Unless circumstances otherwise dictate, the annual impairment test is performed as of October 1.

While ASC 350 permits the use of a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount (the “Step Zero” analysis), we voluntarily elected to bypass the Step Zero analysis for our most recent annual impairment test, and proceeded directly to a quantitative assessment.

When performing a quantitative assessment, we estimate the fair value of our reporting unit using a combination of an income approach based on the present value of estimated future cash flows, and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions. We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each in the determination of the concluded fair value. For the annual impairment test performed as of October 1, 2025, equal weighting was applied to the income and market approaches.

If the carrying value of a reporting unit’s net assets is less than its fair value, no indication of impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the Consolidated Statements of Operations not to exceed the carrying value of goodwill.

For the annual impairment test performed as of October 1, 2025, the estimated fair value of our Beverage Solutions reporting unit exceeded its carrying value by 55%, as such, no goodwill impairment was recognized. A 100-basis point increase in our weighted average cost of capital and a 100-basis point decrease in our terminal revenue growth rate, holding all other assumptions constant, would result in the estimated fair value of our Beverage Solutions reporting unit exceeded its carrying value by 40%,

Fair value determinations of the business require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for the purposes of a quantitative goodwill impairment test proves to be an accurate prediction of future results. Key assumptions include our expected revenue growth rates, operating profits, levels of capital expenditures, and cost of capital. In determining these assumptions, we considered our ability to execute on our plans, future economic conditions, interest rates, and other market data. Many factors are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections; and therefore, could affect the likelihood and amount of potential impairment in future periods. Accordingly, if our current cash flow assumptions are not realized, it is possible that an impairment charge may be recorded in the future.

Impairment of Property, Plant and Equipment

We review our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset group. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value. As discussed in the Restructuring Activities section of this Note 3, for the year ended December 31, 2024, the Company recognized impairment losses of approximately $5.6 million. For the years ended December 31, 2025 and 2023, there were no events or changes in circumstances indicating that the carrying amount of any of our asset groups were not recoverable from future undiscounted cash flows we expect the asset groups to generate, and no impairment losses were recognized.

Intangible Assets

As of December 31, 2025, our intangible assets subject to amortization, net of accumulated amortization were $107.1 million. Intangible assets, including acquired finite-lived intangible assets, are amortized on a straight-line basis over their remaining useful lives. The useful life for the customer relationship intangible assets acquired in our acquisitions was determined to be the expected remaining life of those relationships on a basis that reflects the pattern of realization. Other intangible assets are amortized over their expected recovery periods.

Finite-lived intangible assets are tested for impairment with the applicable asset group and evaluated for impairment along with property, plant and equipment. As discussed in the Restructuring Activities section of this Note 3, for the year ended December 31, 2024, the Company recognized impairment losses of approximately $0.1 million. For the years ended December 31, 2025 and 2023, no impairment losses were recognized related to intangible assets subject to amortization.

Warrant Liabilities

Prior to October 2024, the Company had outstanding public and private warrants to purchase Common Shares (the “Warrants”), which were accounted for in accordance with the guidance contained in ASC 815, under which the Warrants did not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classified the Warrants as liabilities at their fair value and adjusted the Warrants to fair value at each reporting period, with changes in fair value being recognized in our Consolidated Statements of Operations.

The Company re-measured the fair value of the public Warrants based on the quoted market price of the public Warrants. The private Warrants were valued using a binomial lattice valuation model. The primary unobservable input utilized in determining the fair value of the private Warrants was the expected volatility of the stock price, which is determined by use of an option pricing model. For the years ended December 31, 2024 and 2023, the Company recognized $7.0 million and $10.2 million of gains, respectively, related to the change in fair value of warrant liabilities. No such gains or losses were recognized during the year ended December 31, 2025. At December 31, 2024 and December 31, 2025, there were no outstanding Warrants.

Equity Method Investments

The equity method of accounting is used for investments in entities, partnerships and similar interests in which we have significant influence but do not control. Under the equity method, we adjust our investment in unconsolidated entities for additional contributions made, distributions received and income or losses from our pro-rata share of these unconsolidated entities’ net income or loss. As discussed in Note 2, on April 1, 2025, the Company entered into an agreement with ECOM that combines Westrock’s and ECOM’s Rwandan export operations. As of December 31, 2025, Westrock holds a 49.9% equity method investment in the joint venture with a balance of $6.5 million, which is reported in other long-term assets on the Consolidated Balance Sheets. Our proportionate share of the income or loss of the joint venture is reported in equity in (earnings) loss from unconsolidated entities on the Consolidated Statements of Operations and is reported in the results of our SS&T segment.

Equity Investments

The Company holds strategic investments in other companies. These investments are accounted for under the measurement alternative described in ASC 321, Investments - Equity Securities (“ASC 321”) for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any. The Company does not exercise significant influence over these companies. These investments are recorded in other long-term assets on the Consolidated Balance Sheets. At December 31, 2025, the Company had equity investments with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value.

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

Revenue Recognition

The Company’s revenue consists of products and services which are accounted for under ASC 606, Revenue from Contracts with Customers, (“ASC 606”) and from commodity contracts that are accounted for under ASC 815. We recognize revenue, net of sales returns, when ownership passes to customers for products manufactured in our own plants and/or by third parties on our behalf, and when prices to our customers are fixed or determinable and collection is reasonably assured. This may be upon completion of production, shipment of goods or upon delivery to the customer, depending on the contractual terms. Shipping and handling costs paid by the customer to us are included in revenue. Although we occasionally accept returns of products from our customers, historically returns have not been material.

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

Selling, General and Administrative Expense

We record all other operating expenses not charged to production as selling, general and administrative expense, except those meeting the definition of transaction, restructuring and integration expenses. Advertising costs are expensed at the commencement of an advertising campaign and are recognized as a component of selling, general and administrative expense. For the years ended December 31, 2025, 2024 and 2023, advertising expenses were not material.

Shipping and Handling Costs

Shipping and handling costs incurred to deliver products from our locations to the end-user customer or distributor of those products are recorded in selling, general and administrative expense in our Consolidated Statements of Operations. Shipping and handling costs included in selling, general and administrative expense were $11.8 million, $14.7 million and $17.8 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Compensation and Benefits

The Company accrues for employee bonuses as they are earned over the service period. As of December 31, 2025, accrued expenses and other current liabilities in our Consolidated Balance Sheets include approximately $19.1 million in employee bonuses and sales commissions. These bonuses relate to performance during the 2025 fiscal year and are expected to be paid in full in the first quarter of 2026. As of December 31, 2024, approximately $1.0 million of employee bonuses and sales commissions were recorded in accrued expenses and other current liabilities in our Consolidated Balance Sheets.

Foreign Currency Translation

Prior to the de-consolidation of RTC, the functional currency of our Rwandan subsidiary was the Rwandan Franc. All other international subsidiaries of the Company use the U.S. Dollar as their functional currency. The assets and liabilities of non-U.S. active operations are translated to U.S. dollars at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average monthly exchange rates prevailing during the period. The resulting gains or losses are recorded in AOCI.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law in the United States. The Act contains several provisions related to income taxes, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and restoration of the favorable tax treatment for certain business provisions, including the interest limitation under Section 163(j). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2026. The effects of the Act were incorporated into our income tax provision for the year ended December 31, 2025 and there was no material impact to our income tax expense for year ended December 31, 2025. We will continue to evaluate the impacts of the Act and do not expect the Act to have a material impact to our total tax provision.

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

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the update relate to the rate reconciliation and income taxes paid disclosure and are intended to improve transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the tax reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in the update are intended to improve comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in the update should be applied on a prospective basis, with retrospective application permitted. The Company adopted the amendments within ASU 2023-09 when it became effective, in our 2025 annual reporting, on a retrospective basis. The adoption of this guidance resulted in additional annual tax disclosures but does not otherwise have a material impact on our financial position, results of operations or cash flows.

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

The Company re-measures the fair value of the Westrock Public Warrants (defined below) based on the quoted market price of the Westrock Public Warrants. Prior to the Offer described below, the Westrock Private Warrants (defined below) were valued using a binomial lattice valuation model. For the years ended December 31, 2024 and 2023, the Company recognized $7.0 million and $10.2 million, respectively, of gains related to the change in fair value of warrant liabilities, which is recognized in other (income) expense in the Consolidated Statements of Operations. No such gains or losses were recognized during the year ended December 31, 2025.

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

Substantially all our client contracts require that we be compensated for services performed to date. This is upon the completion of production, shipment of goods or upon delivery of goods to the customer, depending on contractual terms. Shipping and handling costs paid by the customer to us are included in revenue and costs incurred by us for shipping and handling activities that are performed after a customer obtains control of the product are accounted for as fulfillment costs. In addition, we exclude from net revenue and cost of sales taxes assessed by governmental authorities on revenue-producing transactions. Although we occasionally accept returns of products from our customers, historically returns have not been material.

At times, the Company may enter into agreements in which its Sustainable Sourcing & Traceability segment will sell inventory to a third party, from whom the Company’s Beverage Solutions segment has an obligation to repurchase. Such transactions are accounted for as financing transactions in accordance with ASC 606.  At December 31, 2025 and 2024, the Company has $0.0 and $0.6 million, respectively, of such repurchase agreement obligations, collateralized by the corresponding inventory, that are recorded within accrued expenses and other current liabilities on the Consolidated Balance Sheets.  Net cash flows associated with these repurchase agreements are reported as financing activities in the Consolidated Statements of Cash Flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfer to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within cost of sales on our Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023, we recorded $8.0 million of net unrealized gains, $2.1 million of net unrealized losses and $4.1 million of net unrealized losses, respectively, within costs of sales.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized $280.7 million, $190.0 million and $141.0 million in revenues under ASC 815, respectively, and are reported within the Company’s Sustainable Sourcing & Traceability segment.

Contract Estimates

The nature of the Company’s contracts give rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Accrued sales incentives were $1.4 million at December 31, 2025 and $1.8 million at December 31, 2024. Other accrued deductions were $1.4 million at December 31, 2025 and $2.0 million at December 31, 2024 and are included as a reduction to accounts receivable, net in the Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company does not have any material contract liabilities as of December 31, 2025 or 2024. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Consolidated Balance Sheets. At December 31, 2025 and 2024, accounts receivable, net of allowance for credit losses included $97.0 million and $104.8 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of December 31, 2025 and 2024, no costs were capitalized as all arrangements were less than a year.

Contract assets, primarily deferred promotional incentives paid to customers, totaled $1.0 million at December 31, 2025 and $1.2 million at December 31, 2024, and were included in prepaid expenses and other current assets on our Consolidated Balance Sheets. Deferred promotional incentives are amortized straight-line over the contract life. Amortization of deferred contract costs for the years ended December 31, 2025, 2024 and 2023 was $1.3 million, $1.5 million and $2.4 million, respectively, and are included in revenues in our Consolidated Statements of Operations.

Concentration of Customers

For the years ended December 31, 2025 and December 31, 2024, no customers accounted for more than 10% of our consolidated net revenues. For the year ended December 31, 2023, one customer, who is represented in the Company’s Beverage Solutions segment, accounted for 10.4%, or $90.0 million, of the Company’s consolidated net revenues.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Year Ended December 31,
(Thousands)	2025	2024	2023
Coffee & tea	$663,595	$479,614	$559,040
Flavors, extracts & ingredients	242,738	175,804	162,043
Other	2,116	3,965	1,782
Green coffee	280,503	191,343	141,849
Net sales	$1,188,952	$850,726	$864,714

	Year Ended December 31,
(Thousands)	2025	2024	2023
United States	$947,890	$673,186	$744,067
All other countries	241,062	177,540	120,647
Net sales	$1,188,952	$850,726	$864,714

For the years ended December 31, 2025, 2024 and 2023, other than the United States, no country accounted for more than 10 percent of our consolidated net sales.

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

Note 7. Inventories

The following table summarizes inventories as of December 31, 2025 and 2024:

(Thousands)	December 31, 2025	December 31, 2024
Raw materials	$86,231	$82,412
Finished goods	38,236	32,520
Green coffee	75,335	48,391
Total inventories	$199,802	$163,323

Green coffee inventories represents green coffee held for resale. At December 31, 2025 and 2024, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 8. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of December 31, 2025 and 2024:

(Dollars in Thousands)	Depreciable Lives	December 31, 2025	December 31, 2024
Land		$5,160	$6,581
Buildings	10-40 years	182,653	175,171
Leasehold improvements(1)		12,471	12,320
Plant equipment	3-15 years	360,576	249,933
Vehicles and transportation equipment	3-5 years	301	615
IT systems	3-7 years	13,271	12,717
Furniture and fixtures	3-10 years	7,612	7,373
Customer beverage equipment(2)	3-5 years	22,669	21,826
Lease right-of-use assets(3)		60	81
Construction in progress and equipment deposits		27,132	85,279
		631,905	571,896
Less: accumulated depreciation		(148,299)	(104,885)
Property, plant and equipment, net		$483,606	$467,011

1 - Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 - Customer beverage equipment consists of brewers held on site at customer locations.

3 - Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $48.0 million, $26.6 million and $18.4 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at December 31, 2025 are expected to be in production use.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	December 31, 2025	December 31, 2024
Right-of-use operating lease assets	Operating lease right-of-use assets	$60,310	$63,380
Operating lease liabilities - current	Accrued expenses and other current liabilities	4,908	4,420
Operating lease liabilities - noncurrent	Operating lease liabilities	58,146	60,692

During the years ended December 31, 2025 and 2024, the Company obtained approximately $2.5 million and $1.0 million, respectively, of right-of-use operating lease assets in exchange for lease obligations.

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

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Consolidated Statements of Operations. The components of lease costs for the year ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
(Thousands)	2025	2024
Operating lease cost	$10,371	$10,797
Short-term lease cost	1,305	1,075
Total	$11,676	$11,872

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Weighted-average discount rate	7.8%	7.7%
Weighted-average remaining lease term	11.4 years	12.1 years

Supplemental cash flow information about the Company’s leases as of December 31, 2025 and 2024, respectively, is as follows:

	Year Ended December 31,
(Thousands)	2025	2024
Cash paid related to operating lease liabilities	$9,429	$9,670

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Consolidated Balance Sheets. There were no material finance leases as of December 31, 2025.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2025 are as follows:

(Thousands)
2026	$9,262
2027	9,010
2028	8,361
2029	8,377
2030	6,518
Thereafter	55,858
Total future minimum lease payments	97,386
Less: imputed interest	(34,332)
Present value of minimum lease payments	$63,054

Note 10. Goodwill

Changes in the carrying amount of goodwill occurring during the years ended December 31, 2025 and 2024 were as follows:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2023
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at December 31, 2024
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at December 31, 2025
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 11. Intangible Assets, Net

The following table summarizes intangible assets, net as of December 31, 2025 and 2024:

	December 31, 2025
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(41,907)	$106,741
Favorable lease asset	220	(220)	—
Software	1,307	(907)	400
Intangible assets, net	$150,175	$(43,034)	$107,141

	December 31, 2024
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(34,197)	$114,451
Favorable lease asset	220	(209)	11
Software	1,243	(826)	417
Intangible assets, net	$150,111	$(35,232)	$114,879

Amortization expense of intangible assets was $7.8 million, $8.1 million and $8.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the weighted average useful life for definite-lived intangibles is approximately 20 years.

The estimated amortization expense for intangible assets subject to amortization over the next five years is:

(Thousands)
2026	$7,818
2027	7,818
2028	7,792
2029	7,784
2030	7,734
Thereafter	68,195
Total	$107,141

Note 12. Debt

Our long-term debt as of December 31, 2025 and 2024 was as follows:

(Thousands)	December 31, 2025	December 31, 2024
Term loan facility	$145,469	$155,313
Delayed draw term loan facility	45,313	48,125
Revolving credit facility	145,000	112,500
Convertible notes payable	102,000	72,000
International trade finance lines	82,640	54,659
International notes payable	6,360	5,111
Other loans	7	19
Total debt	526,789	447,727
Unamortized debt costs	(3,326)	(3,425)
Current maturities of long-term debt	(19,281)	(14,057)
Convertible notes payable - related party, net	(60,839)	(49,706)
Short-term debt	(82,640)	(54,659)
Long-term debt, net	$360,703	$325,880

The following table summarizes our long-term debt payments required in each of the next five years and thereafter:

(Thousands)
2026	$19,281
2027	319,508
2028	3,360
2029	72,000
2030	—
Thereafter	30,000
Total	$444,149

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

At December 31, 2025, we had $145.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 7.9%, and we had $2.0 million of standby letters of credit outstanding. At December 31, 2025, the interest rate applicable to our Term Loan Facility was 7.9% and the interest rate applicable to our Delayed Draw Term Loan Facility was 8.2%.

On February 15, 2024, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement. The Third Amendment modified the existing covenant relief period (the “Covenant Relief Period”), which commenced on June 30, 2023, and amended the thresholds for compliance with the Company’s (i) secured net leverage ratio, and (ii) interest coverage ratio, which were further amended by the Fourth and Fifth Amendments as described below. The Third Amendment permits the Company to issue convertible notes, including the 2029 Convertible Notes, and limited the Company’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments.

The Credit Agreement, as amended through the Third Amendment, also includes (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash, as defined within the Third Amendment of the Credit Agreement, on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan.

On January 15, 2025, the Company, entered into an Incremental Assumption Agreement and Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment expanded the syndicate to include member banks from the Farm Credit System and increased the amount of revolving facility commitments (the “Existing Revolving Facility Commitments”, and any loans thereunder, the “Existing Revolving Loans”) available to the Borrower under the Credit Agreement by $25.0 million (the “Incremental Revolving Facility Commitments” and any loans thereunder, the “Incremental Revolving Loans”). The amount of revolving facility commitments available to the Borrower under the Credit Agreement, as amended through the Fourth Amendment, is $200.0 million. The Incremental Revolving Facility Commitments and the Incremental Revolving Loans are subject to the same interest rates, commitment fees, maturity dates and other terms as the Existing Revolving Facility Commitments and the Existing Revolving Loans.

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period and clarified that the Company’s minimum liquidity covenant will not apply after the Covenant Relief Period ends.

On November 4, 2025, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified and extended the existing Covenant Relief Period, which commenced on June 30, 2023, and will end on the earlier to occur of (i) October 1, 2026 and (ii) any date following June 30, 2024, on which the Borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions.

During the Covenant Relief Period, the Borrower’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments is more limited. The Fifth Amendment permitted the Borrower to issue convertible notes, including the 2031 Convertible Notes.

The Fifth Amendment modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 5.50x for the test period ending December 31, 2025, (b) 5.25x for the test period ending March 31, 2026, (c) 5.00x for the test period ending June 30, 2026, (d) 4.50x for the test period ending September 30, 2026 and (e) 4.00x for the test period ending December 31, 2026. In addition, the Fifth Amendment lowered the interest coverage ratio that the Company must comply with to permit the interest coverage ratio as of the last day of any test period to be less than (a) on and prior to December 31, 2025, 1.50x, (b) on January 1, 2026 and on or prior to September 30, 2026, 1.75x and (c) on October 1, 2026 and thereafter, 2.00x. As of the date of this Annual Report on Form 10-K, the Company was in compliance with its financial covenants.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $4.2 million (1.875% of the original principal balance), increasing to approximately $5.6 million (2.5% of the original principal balance) during the final year of the agreements.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “2029 Convertible Notes”), of which $50.0 million was from related parties (See Note 22). The 2029 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2029 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Consolidated Balance Sheets. At December 31, 2025, the carrying value of the 2029 Convertible Notes was $71.7 million, of which $49.8 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the 2029 Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the 2029 Convertible Notes utilizing the effective interest rate method.

Pursuant to the terms of the 2029 Convertible Notes, noteholders may convert their 2029 Convertible Notes at their option only in the following circumstances: (i) during the period commencing on August 15, 2024, and prior to the close of business on the trading day immediately preceding August 15, 2028, if the closing price for at least 20 trading days

(whether or not consecutive) during the period of any 30 consecutive trading days in the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price; (ii) during the period commencing on August 15, 2028, and prior to the close of business on the second scheduled trading day immediately preceding February 15, 2029, at any time; and (iii) during the 35 trading days following the effective date of certain fundamental change transactions that occur prior to the close of business on the trading day immediately preceding August 15, 2028.

The Company will settle conversions by paying or delivering, as applicable, at the Company’s election, cash, Common Shares, or a combination of cash and Common Shares. The Company may not issue more than 19.99% of the issued and outstanding Common Shares immediately prior to the issuance of the 2029 Convertible Notes in respect of the conversion of the 2029 Convertible Notes. The initial conversion price of the 2029 Convertible Notes is $12.84, which corresponds to an initial conversion rate of approximately 77.88 Common Shares per $1,000 principal amount of 2029 Convertible Notes. The conversion price and conversion rate are subject to customary adjustments.

On November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 (the “2031 Convertible Notes”), of which $11.5 million was from related parties. The 2031 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2031 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Consolidated Balance Sheets. At December 31, 2025, the carrying value of the 2031 Convertible Notes was $28.9 million, of which $11.1 million was from related parties. We incurred a total of $1.2 million of financing fees in connection with the 2031 Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the 2031 Convertible Notes utilizing the effective interest rate method.

Pursuant to the terms of the 2031 Convertible Notes, noteholders may convert their 2031 Convertible Notes at their option only in the following circumstances: (i) during the period commencing on May 4, 2026, and prior to the close of business on the trading day immediately preceding August 15, 2030, if the closing price for at least 20 trading days (whether or not consecutive) during the period of any 30 consecutive trading days in the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price; (ii) during the period commencing on August 15, 2030, and prior to the close of business on the second scheduled trading day immediately preceding February 15, 2031, at any time; and (iii) during the 35 trading days following the effective date of certain fundamental change transactions that occur prior to the close of business on the trading day immediately preceding August 15, 2030.

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

International Debt and Lending Facilities

On March 21, 2023, we entered into a $70 million working capital trade finance facility with multiple financial institutions through our subsidiary, Falcon. The facility is uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility matured one year from inception. Borrowings under the facility bore interest at the borrower’s option at a rate equal to (a) Term SOFR, plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

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

At December 31, 2025, there was $82.6 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of December 31, 2025.

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

On December 16, 2025, Falcon amended its working capital trade finance facility with responsAbility Climate Smart Agriculture & Food Systems Fund. The amendment extended the maturity date on the then remaining outstanding balance of $3.5 million to March 31, 2028, and requires stepped repayments of $1.0 million during 2026, $2.0 million during 2027 and $0.5 million on March 31, 2028. On December 16, 2025, Falcon obtained an additional $2.9 million loan with responsAbility Climate Smart Agriculture & Food Systems Fund. The facility will mature on December 31, 2028 and requires stepped repayments of $2.9 million throughout 2028.

At December 31, 2025, there was $6.4 million of outstanding borrowings under the facility, of which $5.4 million and $1.0 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of December 31, 2025.

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

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares outstanding at December 31, 2025 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the years ended December 31, 2025 and 2024, the Company recorded $0.3 million of amortization and $0.3 million of accretion, respectively, with respect to the Westrock Series A Preferred Shares.

Note 14. Derivatives

We record all derivatives, whether designated in a hedging relationship or not, at fair value on the Consolidated Balance Sheets. We use various types of derivative instruments including, but not limited to, forward contracts, exchange-traded futures and options contracts and, over-the-counter (“OTC”) commodity swaps and options contracts for certain commodities. Forward and futures contracts, and commodity swaps are agreements to buy or sell a quantity of a commodity at a predetermined future date, and at a predetermined rate or price. Forward contracts are traded over the counter whereas futures contracts are traded on an exchange. Option contracts are agreements to facilitate a potential transaction involving the commodity at a preset price and date.

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

Within our Beverage Solutions segment, we have entered into coffee futures, swaps, and options contracts to hedge our exposure to price fluctuations on green coffee associated with certain price-to-be-fixed purchase contracts, which generally range from three to twelve months in length. These derivative instruments have been designated as cash flow hedges. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee.

The notional amount for the coffee futures contracts that were designated and qualified for our commodity cash flow hedging program was 116.8 million pounds and 11.0 million pounds as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company purchased coffee futures contracts, commodity swaps, and coffee options contracts under our cash flow hedging program with aggregate notional amount of 256.0 million pounds and 90.0 million pounds, respectively.

Approximately $20.1 million of net realized gains, $15.8 million of net realized gains and $6.4 million of net realized losses, representing the effective portion of the cash-flow hedge, were subsequently reclassified from AOCI to earnings and recognized in cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the estimated amount of net losses reported in AOCI that is expected to be reclassified to the Consolidated Statements of Operations within the next twelve months is $16.1 million.

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

The fair value of our derivative assets and liabilities included in the Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$—	$3,815
Options contracts(2)	Derivative assets	—	228
Total		$—	$4,043

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$15,049	$15,703
Total		15,049	15,703
Total derivative assets		$15,049	$19,746

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative liabilities	$110	$—
Commodity swaps	Derivative liabilities	8,235	—
Options contracts(2)	Derivative liabilities	17,906	—
Total		$26,251	$—

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$2,349	$11,966
Total derivative liabilities		$28,600	$11,966

1 - The fair value of coffee futures excludes amounts related to margin accounts.

2 – Options contracts include counterparty netting.

The following table presents the pre-tax net gains and losses for our derivative instruments for the years ended December 31, 2025, 2024 and 2023:

		Year Ended December 31,
(Thousands)	Statement of Operations Location	2025	2024	2022
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$20,069	$15,780	$(6,377)

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$8,047	$(2,077)	$(4,064)

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at December 31, 2025:

	December 31, 2025
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$75,335	$—	$75,335
Forward purchase and sales contracts	—	15,049	—	15,049
Total	$—	$90,384	$—	$90,384

Liabilities:
Coffee futures contracts	$110	$—	$—	$110
Commodity swaps	—	8,235	—	8,235
Options contracts(1)	1,106	16,800	—	17,906
Forward purchase and sales contracts	—	2,349	—	2,349
Total	$1,216	$27,384	$—	$28,600

1 – Options contracts include counterparty netting.

The following table summarizes the fair value of financial instruments at December 31, 2024:

	December 31, 2024
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$47,644	$—	$47,644
Coffee futures contracts	3,815	—	—	3,815
Options contracts	228	—	—	228
Forward purchase and sales contracts	—	15,703	—	15,703
Total	$4,043	$63,347	$—	$67,390

Liabilities:
Forward purchase and sales contracts	—	11,966	—	11,966
Total	$—	$11,966	$—	$11,966

The following table presents the change in the fair value of Level 3 Westrock Private Warrants liabilities during the year ended December 31, 2024:

Westrock
(Thousands)	Private Warrants
Fair value as of December 31, 2023	$5,430
Change in fair value	(1,511)
Warrant exchange	(3,919)
Fair value as of December 31, 2024	$—

Financial instruments consist primarily of cash, accounts receivable, accounts payable, supply chain finance program obligations, inventory repurchase obligations, convertible notes payable, short-term debt and long-term debt. The carrying amount of cash, accounts receivable, accounts payable, short-term debt and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility are carried on the Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of December 31, 2025, as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

Coffee futures contracts and coffee options are valued based on quoted market prices. The estimated fair value for green coffee inventories associated with forward contracts, commodity swaps, OTC options contracts, and forward sales and purchase contracts are based on exchange-quoted prices, adjusted for differences in origin, quantity, quality, and future delivery period, as the exchange quoted prices represent standardized terms for the commodity. These adjustments are generally determined using broker or dealer quotes or based upon observable market transactions. As a result, green coffee associated with forward contracts, commodity swaps, OTC options contracts, and forward sales and purchase contracts are classified within Level 2 of the fair value hierarchy.

The 2029 Convertible Notes and 2031 Convertible Notes are carried on the Consolidated Balance Sheets at amortized cost. The estimated fair value of the 2029 Convertible Notes and 2031 Convertible Notes as of December 31, 2025 was $59.1 million and $30.2 million, respectively, and was determined using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs at December 31, 2025 include the expected volatility of 50.0% and assumed debt yield of 14.5% and 14.6% for the 2029 Convertible Notes and 2031 Convertible Notes, respectively.

Non-financial assets and liabilities, including property, plant and equipment, goodwill, and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the years ended December 31, 2025 and 2024 requiring these non-financial assets and liabilities to be subsequently recognized at fair value, with the exception of the impairment charges on equipment related to the restructuring activities disclosed in Note 3.

At December 31, 2025, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Consolidated Balance Sheets. As of December 31, 2025, there have been no adjustments, upward or downward, to the carrying value.

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

Stock Options

Outstanding stock options were issued under the Company’s Amended and Restated Westrock Coffee Company 2020 Stock Option Incentive Plan (the “2020 Option Plan”). One-half of the options granted vest over four years of continuous service by the employee, and one-half of the options vest once the simple average of the daily volume weighted average price per share of Common Shares for 10 trading days in any consecutive 30-day period is $18.50 per share (“Performance Options”), provided that the recipient is either still working for the Company at the date of such realization event or that the performance goals are achieved within one year following a qualified termination of the recipient’s employment. All option grants have an exercise price of $9.54 and generally have a ten-year term prior to expiration. As of August 26, 2022, the effective date of the Company’s 2022 Equity Incentive Plan (the “2022 Equity Plan”), no additional awards will be granted under the 2020 Option Plan.

			Weighted-Average
		Weighted-Average	Remaining
	Options	Exercise Price	Contractual Term
Options outstanding at December 31, 2024	2,549,806	$9.54	5.7 years
Options granted	—	—
Options forfeited	(236,070)	9.54
Options exercised	—	—
Outstanding at December 31, 2025	2,313,736	9.54	4.8 years

Exercisable at December 31, 2025	1,044,867	9.54	4.8 years

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the weighted-average exercise price. For stock options where the weighted-average exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The intrinsic value of options outstanding as of December 31, 2025 was zero, calculated using $4.07 per share, which was the closing price of our common stock on December 31, 2025, the last trading day of 2025. The total compensation cost of stock options vested during the years ended December 31, 2025, 2024 and 2023 was not material. The total compensation cost of unvested options, not yet recognized, will be recognized over the next year and is not expected to be material.

Restricted Stock Unit Awards

The Company grants restricted stock units (“RSUs”) under the 2022 Equity Plan. RSUs may contain a service, performance or market condition on which vesting is based.

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

The Company recognizes equity-based compensation expense, for its RSU awards, in an amount equal to the grant-date fair value of the respective award. The fair value of service-based RSUs and performance-based RSUs is based on the closing price of the Company’s common stock on the grant date. For market-based RSUs granted during the year ended December 31, 2025, the Company estimated the fair value of the market-based RSUs on the grant date using a Monte Carlo simulation model with the following assumptions: (i) expected term of 2.8 years, (ii) expected volatility of 50.0% and (iii) risk-free interest rate of 3.8%.

Compensation costs associated with service-based RSUs and performance-based RSUs are recognized only for those awards that ultimately vest, whereas compensation costs associated with market-based RSUs are recognized even if the market condition is never satisfied.

During the years ended December 31, 2025 and 2024, the Company granted 1.5 million and 1.4 million RSUs with an aggregate grant date fair value of $9.1 million and $13.7 million, respectively, under the 2022 Equity Plan. During the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $14.5 million, $11.6 million and $8.3 million, respectively, in expense for the RSUs. As of December 31, 2025, total unrecognized compensation costs related to RSUs were approximately $10.1 million. These costs are expected to be recognized over a weighted average period of 1.4 years. As of December 31, 2025, there were 3.2 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the year ended December 31, 2025.

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
		Weighted-Average		Weighted-Average		Weighted-Average
		Fair Value at		Fair Value at		Fair Value at
	Units	Grant Date	Units	Grant Date	Units	Grant Date
Outstanding at December 31, 2024	2,444,228	$10.44	—	$—	—	$—
Granted	297,654	6.81	609,818	7.00	609,855	4.52
Forfeited	(95,358)	10.12	(52,352)	6.98	(52,355)	4.52
Vested	(1,060,935)	10.92	—	—	—	—
Outstanding at December 31, 2025	1,585,589	$9.48	557,466	$7.01	557,500	$4.52

During the year ended December 31, 2025, the Company issued 735,139 Common Shares upon the vesting of RSUs, for which no proceeds were recorded. The aggregate intrinsic value of RSUs vested for the year ended December 31, 2025 was $6.8 million, calculated using the closing price of our common stock on the vesting date.

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

Changes in accumulated other comprehensive income (loss), net of tax by component is as follows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(Thousands)	2025	2024	2023
Unrealized gain (loss) on derivative instruments:
Balance at beginning of period	$18,863	$3,362	$(6,355)
Other comprehensive income (loss) before reclassifications	(14,868)	32,238	6,570
Amounts reclassified from accumulated comprehensive income	(20,069)	(15,780)	6,377
Other	1,003	—	—
Tax effect	1,735	(957)	(3,230)
Balance at end of period	(13,336)	18,863	3,362
Foreign currency translation adjustment
Balance at beginning of period	721	456	252
Other comprehensive income (loss) before reclassifications	21	265	204
Amounts reclassified from accumulated comprehensive income	(440)	—	—
Tax effect	—	—	—
Balance at end of period	302	721	456
Accumulated other comprehensive income (loss) at end of period	$(13,034)	$19,584	$3,818

Note 18. Income Taxes

U.S. and international components of income (loss) before income taxes is as follows:

	Year Ended December 31,
(Thousands)	2025	2024	2023
U.S.	$(99,309)	$(77,808)	$(34,695)
International	2,191	1,430	(6,130)
Loss before income taxes and equity in earnings from unconsolidated entities	$(97,118)	$(76,378)	$(40,825)

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(Thousands)	2025	2024	2023
Current expense (benefit)
Federal	$—	$—	$—
State	451	447	266
Foreign	889	(6)	(112)
Total current	1,340	441	154
Deferred expense (benefit)
Federal	(792)	1,244	(7,365)
State	(219)	(27)	236
Foreign	(2,077)	2,070	617
Total deferred	(3,088)	3,287	(6,512)

Income tax expense (benefit)	$(1,748)	$3,728	$(6,358)

A reconciliation of income tax expense (benefit) to the federal statutory rate is as follows:

	Year Ended December 31,
	2025		2024		2023
(Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory tax rate	$(19,361)	21.0%	$(16,039)	21.0%	$(8,573)	21.0%
State and local income taxes, net of federal income tax effect[1]	103	(0.1)%	326	(0.4)%	447	(1.1)%
Foreign tax effects
United Kingdom
Change in valuation allowance	(1,965)	2.1%	617	(0.8)%	677	(1.7)%
Other	54	(0.1)%	367	(0.5)%	96	(0.2)%
Rwanda
Change in valuation allowance	(2,341)	2.5%	567	(0.7)%	829	(2.0)%
Other	2,425	(2.6)%	(53)	0.1%	(249)	0.6%
Other foreign jurisdictions	181	(0.2)%	267	(0.3)%	441	(1.1)%
Effect of cross-border tax laws
Global intangible low-taxed income ("GILTI") inclusion	1,400	(1.5)%	1,021	(1.3)%	—	—%
Change in valuation allowance	17,193	(18.6)%	17,366	(22.7)%	1,771	(4.3)%
Nontaxable or nondeductible items				—%
Change in fair value of warrants	—	—%	(1,473)	1.9%	(2,144)	5.3%
Excess compensation (§162(m))	1,730	(1.9)%	70	(0.1)%	717	(1.8)%
Share-based payment awards	947	(1.0)%	390	(0.5)%	(838)	2.1%
Other nontaxable or nondeductible items	194	(0.2)%	268	(0.4)%	152	(0.4)%
Other adjustments
Basis difference in equity method investment	(2,572)	2.8%	—	—%	—	—%
Other	264	(0.3)%	34	(0.0)%	316	(0.8)%
Income tax expense (benefit)	$(1,748)	1.9%	$3,728	(4.9)%	$(6,358)	15.6%

1 - State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category in both 2025 and 2023, while state taxes in Virginia and Illinois made up the majority in 2024.

Income taxes paid, net of refunds, by jurisdiction consisted of the following:

(Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Federal	$—	$—	$—
State	436	411	487
Foreign
United Kingdom	622	—	905
Other foreign jurisdictions	108	—	40
Total	$1,166	$411	$1,432

The Company paid income taxes, net of refunds of $1.2 million, $0.4 million and $1.4 million for years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025 and 2023, the Company paid income taxes, net of refunds in the United Kingdom of $0.6 million and $0.9 million respectively. As the remaining amounts of income taxes paid, net of refunds are considered immaterial to the consolidated financial statements, further disaggregation by federal, state and foreign jurisdictions has not been provided.

Deferred income tax assets and liabilities were recognized on temporary differences between the financial and tax basis of existing assets and liabilities as follows:

(Thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Liabilities and reserves	$2,978	$2,058
Interest limitation	26,550	20,633
Net operating losses	72,087	65,630
Transaction expenses	143	165
Inventories	1,445	—
Stock compensation	1,891	1,753
Derivatives	1,972	—
Operating lease liabilities	15,246	15,709
Other	2,269	1,438
Total	124,581	107,386
Valuation allowance	(55,762)	(30,542)
Total deferred tax assets, net	$68,819	$76,844
Deferred tax liabilities
Property, plant and equipment	$(39,450)	$(42,659)
Intangible assets	(24,442)	(25,061)
Derivatives	—	(7,071)
Right-of-use assets	(14,550)	(15,267)
Inventories	—	(1,278)
Other	(537)	(462)
Total	(78,979)	(91,798)
Net deferred tax liability	$(10,160)	$(14,954)

We establish a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance related to domestic deferred tax assets of $54.2 million was recorded as of December 31, 2025, of which $44.0 million and $8.9 million were against the Company’s federal and state net operating loss carryforwards, respectively, and $1.1 million was against an equity method investment. A valuation allowance related to domestic deferred tax assets of $26.7 million was recorded as of December 31, 2024, of which $21.0 million and $5.7 million were against the Company’s federal and state net operating loss carryforwards, respectively. A valuation allowance related to foreign deferred tax assets of $1.6 million and $3.8 million was recorded against certain foreign net operating losses as of December 31, 2025 and 2024, respectively. The amount of deferred tax assets considered realizable could be adjusted in the near term, resulting in an increase to the valuation allowance, if estimates of future taxable income during the carryforward period are reduced.

Activity in the valuation allowance is as follows:

(Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$30,542	$12,878	$8,464
Additions	25,220	17,664	4,414
Ending Balance	$55,762	$30,542	$12,878

During the year ended December 31, 2025, the valuation allowance increased $25.2 million, which was comprised of additional income tax expense of $16.3 million that is reflected as a component of the effective tax rate against continuing operations, and $6.9 million reflected as a component of other comprehensive income.

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $319.0 million which do not expire. As of December 31, 2025, the Company had post-apportionment state net operating loss carryforwards of approximately $220.2 million which begin to expire in 2030. As of December 31, 2025, the Company had foreign net operating loss carryforwards of approximately $6.6 million which begin to expire in 2030.

As of December 31, 2025 and 2024, the Company’s reserve for uncertain tax positions was $6.7 million and $5.0 million, respectively. Of the total reserve for uncertain tax positions as of December 31, 2025 and 2024, only $0.1 million and $0.1 million, respectively, would impact the effective tax rate if released. As indicated in Note 3, the Company re-revaluates uncertain tax positions on a quarterly basis. The Company recognizes potential interest and penalties relating to unrecognized tax positions as a component of income tax expense (benefit). A reconciliation of the beginning and ending balances of the reserve for uncertain tax positions is as follows:

(Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$4,999	$3,990	$96
Additions for tax positions in prior period	—	—	2,473
Additions for tax positions in current period	1,704	1,009	1,421
Ending Balance	$6,703	$4,999	$3,990

As of December 31, 2025, undistributed earnings of certain foreign subsidiaries are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax, foreign exchange gains/losses or state income taxes associated with a distribution of these earnings has been made. The amount of the unrecognized deferred tax liability on these unremitted earnings is not material.

We are subject to taxation in the United States and various states and foreign jurisdictions, including the United Kingdom. As of December 31, 2025, we have no tax years under examination by the IRS, and there are currently no state or foreign income tax examinations in process. The Company is subject to United States federal income tax examinations for years after 2020 and to state and foreign income tax examinations for years after 2020.

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

The dilutive effect of Westrock Series A Preferred Shares, the 2029 Convertible Notes and the 2031 Convertible Notes is calculated using the if-converted method, which assumes an add-back of any accretion on preferred shares and interest expense associated with the 2029 Convertible Notes and 2031 Convertible Notes to net income attributable to shareholders as if the securities were converted to Common Shares at the beginning of the reporting period (or at the time of issuance, if later), and the resulting Common Shares being included in the number of weighted-average units outstanding.

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

	Year Ended December 31,
(Thousands)	2025	2024	2023
Warrants	—	14,298	19,149
Restricted stock units	1,951	2,536	1,917
Options	1,191	1,299	1,445
If-converted securities	36,675	30,514	23,551

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated.

	Year Ended December 31,
(Thousands, except per share data)	2025	2024	2023
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(90,098)	$(79,949)	$(34,743)
Denominator:
Weighted-average common shares outstanding - basic	95,351	89,795	80,684
Basic earnings (loss) per common share	$(0.94)	$(0.89)	$(0.43)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(90,098)	$(79,949)	$(34,743)
Net income (loss) attributable to common shareholders - diluted	$(90,098)	$(79,949)	$(34,743)
Denominator:
Weighted-average common shares outstanding - basic	95,351	89,795	80,684
Weighted-average common shares outstanding - diluted	95,351	89,795	80,684

Dilutive (loss) earnings per common share	$(0.94)	$(0.89)	$(0.43)

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

The Company’s Chief Executive Officer, its chief operating decision maker (“CODM”), reviews Segment Adjusted EBITDA for the purpose of making operating decisions, assessing financial performance, and deciding how to allocate resources. Segment Adjusted EBITDA is used by the CODM to review operating trends and to monitor budget-to-actual variances in order to make key operating decisions.

Selected financial data, including a reconciliation of total reportable segments’ Segment Adjusted EBITDA to loss before income taxes and equity in earnings from unconsolidated entities, is presented below for the periods indicated:

	Year Ended December 31, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$908,449	$280,503	$1,188,952

Segment Adjusted EBITDA	68,481	16,523	85,004
Less:
Interest expense			55,747
Depreciation and amortization			55,836
Transaction, restructuring and integration expense			9,475
Equity-based compensation			14,552
Conway extract and ready-to-drink facility pre-production costs			24,725
Conway extract and ready-to-drink facility scale up operating costs			15,328
Mark-to-market adjustments			629
(Gain) loss on disposal of property, plant and equipment			1,278
Other			4,552
Loss before income taxes and equity in earnings from unconsolidated entities			$(97,118)

Capital expenditures	$88,770	$30	$88,800
Total assets	1,175,846	132	1,175,978

(1)	Excludes $8.4 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Year Ended December 31, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$659,383	$191,343	$850,726

Segment Adjusted EBITDA	53,639	6,366	60,005
Less:
Interest expense			33,856
Depreciation and amortization			34,745
Transaction, restructuring and integration expense			13,797
Change in fair value of warrant liabilities			(7,015)
Equity-based compensation			11,608
Impairment charges			5,686
Conway extract and ready-to-drink facility pre-production costs			35,544
Conway extract and ready-to-drink facility scale up operating costs			12,825
Mark-to-market adjustments			(4,622)
(Gain) loss on disposal of property, plant and equipment			(1,722)
Other			1,681
Loss before income taxes and equity in earnings from unconsolidated entities			$(76,378)

Capital expenditures	$159,391	$234	$159,625
Total assets	1,004,126	97,654	1,101,780

(1)	Excludes $11.1 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Year Ended December 31, 2023
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$722,865	$141,849	$864,714

Segment Adjusted EBITDA	41,624	3,457	45,081
Less:
Interest expense			29,157
Depreciation and amortization			26,584
Transaction, restructuring and integration expense			14,557
Change in fair value of warrant liabilities			(10,207)
Management and consulting fees (S&D acquisition)			556
Equity-based compensation			8,708
Conway extract and ready-to-drink facility pre-production costs			11,698
Mark-to-market adjustments			(104)
(Gain) loss on disposal of property, plant and equipment			1,153
Other			3,804
Loss before income taxes and equity in earnings from unconsolidated entities			$(40,825)

Capital expenditures	$164,474	$137	$164,611
Total assets	891,170	80,344	971,514

(1)	Excludes $5.1 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Approximately 100% of our long-lived assets were located in the United States as of December 31, 2025.

Significant segment expense for our reportable segments is presented below for the periods indicated:

	Year Ended December 31, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$908,449	$280,503
Less:
Costs of sales	735,008	257,539
Employee related(1)	57,742	8,094
Information technology	7,207	n/a
Advertising & marketing	2,310	n/a
Professional fees	9,656	n/a
Corporate insurance	6,309	n/a
Freight	11,734	n/a
Other segment expense(2)	10,002	(1,653)
Segment Adjusted EBITDA	$68,481	$16,523

	Year Ended December 31, 2024
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$659,383	$191,343
Less:
Costs of sales	502,194	174,274
Employee related(1)	45,227	7,363
Information technology	5,692	n/a
Advertising & marketing	3,949	n/a
Professional fees	10,698	n/a
Corporate insurance	7,197	n/a
Freight	14,492	n/a
Other segment expense(2)	16,295	3,340
Segment Adjusted EBITDA	$53,639	$6,366

	Year ended December 31, 2023
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$722,865	$141,849
Less:
Costs of sales	582,528	127,994
Employee related(1)	36,296	6,285
Information technology	4,351	n/a
Advertising & marketing	5,562	n/a
Professional fees	8,413	n/a
Corporate insurance	5,020	n/a
Freight	17,846	n/a
Other segment expense(2)	21,225	4,113
Segment Adjusted EBITDA	$41,624	$3,457

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

Discovery has commenced, and the case has been set for trial on February 22, 2027. The Company intends to defend this matter vigorously and seek all recourse available to it, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

We are subject to various other claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $240.3 million as of December 31, 2025 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

In addition, at December 31, 2025 we had no obligation to repurchase inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. At December 31, 2024, the Company had $0.6 million of such obligations. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet.

Note 22. Related Party Transactions

In February 2024, the Company sold and issued convertible notes (see Note 12) to Westrock Group, LLC (an affiliate of Scott Ford, the Company’s Chief Executive Officer and a member of the board of directors of the Company, “Westrock Group”), Wooster Capital, LLC (an affiliate of Joe Ford, chairman of the board of directors) and HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), each a related party.

In November 2025, the Company sold and issued convertible notes (see Note 12) to HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares) and Jeffrey H. Fox Revocable Trust (an affiliate of Jeffrey H. Fox, a member of the board of directors of the Company), each a related party.

The Consolidated Financial Statements reflect the following transactions with related parties:

(Thousands)	December 31, 2025	December 31, 2024
Accrued expenses and other current liabilities
Westrock Group	$383	$383
Wooster Capital	96	96
HF Direct Investments Pool, LLC	558	479
Jeffrey H. Fox Revocable Trust	12	—
Total	$1,049	$958

(Thousands)	December 31, 2025	December 31, 2024
Convertible notes payable - related party, net:
Westrock Group	$20,000	$20,000
Wooster Capital	5,000	5,000
HF Direct Investments Pool, LLC	35,000	25,000
Jeffrey H. Fox Revocable Trust	1,500	—
Total	61,500	50,000
Unamortized debt costs	(661)	(294)
Total	$60,839	$49,706

	Year Ended December 31,
(Thousands)	2025	2024
Interest expense:
Westrock Group	$1,014	$889
Wooster Capital	253	222
HF Direct Investments Pool, LLC	1,347	1,111
Jeffrey H. Fox Revocable Trust	12	—
Total	$2,626	$2,222

In connection with the acquisition of S&D Coffee, Inc. in February 2020, the Company entered into a Management Services Agreement with Westrock Group, whose controlling manager and controlling member, Greenbrier Holdings, LLC, is owned and controlled by our co-founder and Chief Executive Officer Scott Ford. Under the terms of the agreement, which expired in February 2023, Westrock Group was paid $10.0 million in return for financial, managerial, operational, and strategic services. The associated expense is recorded within selling, general and administrative expense in our Consolidated Statements of Operations. The Company recognized no such expenses during the years ended December 31, 2025 or 2024. For the year ended December 31, 2023, the Company recognized $0.6 million of such expenses. In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expense. For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses of $0.3 million, $0.9 million and $1.5 million, respectively, for such items, which are recorded in selling, general and administrative expense on our Consolidated Statements of Operations. At December 31, 2025, we had $0.1 million payable to Westrock Group.

During the year ended December 31, 2025, Falcon purchased $9.6 million, of green coffee from the Rwandan JV, in which the Company has a 49.9% interest. There was no such activity during the years ended December 31, 2024 and 2023. At December 31, 2025, we had $1.2 million payable to the Rwandan JV.

Note 23. Subsequent Events

On March 5, 2026, Falcon renewed its working capital trade finance facility with multiple institutions. The facility size was increased from $102.5 million to $110.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”). Based on that assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	None.
(b)	During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive proxy statement for our 2025 annual meeting of stockholders (our “Proxy Statement”), which we expect to be filed with the SEC no later than 120 days after December 31, 2025, pursuant to Regulation 14A under the Exchange Act.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2025.

Equity Compensation Plan Information

Number of
Securities Remaining
Available for
	Number of				Future Issuance under
	Securities to be Issued		Weighted-Average		Equity Compensation
	Upon Exercise of		Exercise Price of		Plans (excluding
	Outstanding Options,		Outstanding Options,		securities reflected
Plan Category	Warrants and Rights		Warrants and Rights		in column (a))
	(a)		(b)		(c)(1)
Equity compensation plans approved by security holders	5,014,291	(2)	$ 9.54	(3)	3,240,657	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	5,014,291		$ 9.54		3,240,657

(1) The number of securities remaining available for future issuance under the 2022 Equity Plan is based on a formula. The 2022 Equity Plan provides that the maximum number of shares that may be granted pursuant to Awards (as defined in the 2022 Equity Plan) shall be 4,574,765, provided that on January 1 of each year until January 2031, the share reserve will automatically increase by an amount equal to 2% of the total number of shares outstanding on December 31 of the preceding calendar year (or such lesser number as determined by the Compensation Committee).

(2) This amount represents the number of shares of common stock underlying (i) stock options granted under the 2020 Option Plan (2,313,736) and (ii) RSUs granted under the 2022 Equity Plan (2,700,555).

(3) The weighted average exercise price set forth in this column is calculated excluding outstanding RSUs since recipients are not required to pay an exercise price to receive the shares subject to such awards.

(4) Shares of common stock remaining available for grant under the 2022 Equity Plan, excluding shares underlying awards reflected in column (a). No further awards may be granted under the 2020 Option Plan.

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

Schedule I – Condensed Financial Information of the Registrant (Parent Company) as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025 appearing on pages S-1, S-2, S-3 and S-4 of this report.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Transaction Agreement, dated as of April 4, 2022, by and among Riverview Acquisition Corp., Westrock Coffee Holdings, LLC, Origin Merger Sub I, Inc. and Origin Merger Sub II, LLC	S-4	333-264464	2.1	August 3, 2022

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022

4.1	Specimen Common Stock Certificate of Westrock Coffee Company	S-4	333-264464	4.5	August 3, 2022

4.2	Specimen Warrant Certificate of Westrock Coffee Company	S-4	333-264464	4.6	August 3, 2022

4.3	Amended and Restated Investor Rights Agreement, dated as of June 29, 2023, by and among Westrock Coffee Company, Westrock Group, LLC, BBH Capital Partners V, L.P., BBH Capital Partners V-A, L.P., BBH CPV WCC Co-Investment LLC, Riverview Sponsor Partners, LLC and HF Direct Investments Pool, LLC	8-K	001-41485	4.2	June 30, 2023

4.4	First Amendment, dated November 5, 2024, to the Amended and Restated Investor Rights Agreement, dated as of June 29, 2023, by and among Westrock Coffee Company, Westrock Group, LLC, BBH Capital Partners V, L.P., BBH Capital Partners V-A, L. P., BBH CPV WCC Co-Investment LLC, 2023-2 R Brad Martin Grantor Retained Annuity Trust, R. Brad Martin and HF Direct Investments Pool, LLC	8-K	001-41485	4.1	November 7, 2024

4.5	Form of Convertible Note of Westrock Coffee Company, dated February 15, 2024	8-K	001-41485	4.1	February 15, 2024

4.6	Form of Convertible Note of Westrock Coffee Company, dated November 4, 2025	8-K	001-41485	4.1	November 6, 2025

4.7	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	001-41485	4.6	March 12, 2025

10.1	Registration Rights Agreement, dated as of April 4, 2022, by and among Westrock Coffee Holdings, LLC and the other parties thereto	S-4	333-264464	10.1	August 3, 2022

10.2	Sponsor Support Agreement, dated as of April 4, 2022, by and among Westrock Coffee Holdings, LLC, Riverview Acquisition Corp., and Riverview Sponsor Partners, LLC	S-4	333-264464	10.4	August 3, 2022

10.3#	Form of Indemnification Agreement	S-4	333-264464	10.6	August 3, 2022

10.4	Credit Agreement, dated as of August 29, 2022, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto.	10-Q	001-41485	10.3	August 29, 2022

10.5	Incremental Assumption Agreement and Amendment No. 1, dated as of February 14, 2023, among Westrock Beverage Solutions, LLC, as borrower, Westrock Coffee Company, as holdings, the other guarantors party thereto, the Amendment No. 1 delayed draw term loan lenders, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-41485	10.1	February 14, 2023

10.6	Amendment No. 2, dated as of June 30, 2023, among Westrock Beverage Solutions, LLC, as the borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-41485	10.2	June 30, 2023

10.7	Amendment No. 3, dated as of February 15, 2024, among Westrock Beverage Solutions, LLC, as the borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent	8-K	001-41485	10.1	February 15, 2024

10.8	Incremental Assumption Agreement and Amendment No. 4, dated as of January 15, 2025, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, as holdings, the other guarantors party thereto, the incremental revolving facility lender, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent	8-K	001-41485	10.1	January 15, 2025

10.9	Amendment No. 5, dated as of November 4, 2025, among Westrock Beverage Solutions, LLC, as the borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent	8-K	001-41485	10.1	November 6, 2025

10.10#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Scott T. Ford	10-Q	001-41485	10.4	August 29, 2022

10.11#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and T. Christopher Pledger	10-Q	001-41485	10.5	August 29, 2022

10.12#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and William A. Ford	10-Q	001-41485	10.6	August 29, 2022

10.13#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Robert P. McKinney	10-K	001-41485	10.9	March 21, 2023

10.14#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and John Blake Schuhmacher	10-K	001-41485	10.10	March 21, 2023

10.15#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Samuel Ford					*

10.16#	Employment Agreement, dated August 26, 2022, by and between Westrock Coffee Company and Kyle Newkirk					*

10.17#	Westrock Coffee Company 2022 Equity Incentive Plan	10-Q	001-41485	10.7	August 29, 2022

10.18#	Form of Restricted Stock Unit Award Agreement	10-Q	001-41485	10.8	November 14, 2022

10.19#	Form of Restricted Stock Unit Award Agreement	10-Q	001-41485	10.3	May 9, 2024

10.20#	Form of Performance Restricted Stock Unit Award Agreement	10-Q	001-41485	10.2	May 8, 2025

10.21#	Form of Retention Opportunity Letter	10-Q	001-41485	10.3	May 8, 2025

10.22#	Westrock Coffee Company Annual Cash Incentive Plan	10-Q	001-41485	10.8	August 29, 2022

10.23#	Amended and Restated Westrock Coffee Company 2020 Stock Option Incentive Plan	10-Q	001-41485	10.9	August 29, 2022

10.24#	Westrock Coffee Holdings, LLC Form of Option Award Agreement	S-4	333-264464	10.19	August 3, 2022

10.25#	Westrock Coffee Holdings, LLC Form of Restricted Unit Award Agreement	S-4	333-264464	10.20	August 3, 2022

10.26#	Westrock Coffee Company Deferred Compensation Plan for Non-Employee Directors	10-K	001-41485	10.21	March 12, 2025

10.27	Dealer Manager Agreement, dated as of August 28, 2024, by and among Westrock Coffee Company, Stifel, Nicolaus & Company, Incorporated, as dealer manager	S-4	333-281807	10.20	August 28, 2024

10.28	Tender and Support Agreement, dated as of August 28, 2024, by and among Westrock Coffee Company and the warrant holders party thereto	S-4	333-281807	10.21	August 28, 2024

19	Westrock Coffee Company Insider Trading and Information Policy	10-K	001-41485	19	March 12, 2025

21	List of Subsidiaries of Westrock Coffee Company					*

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

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

Westrock Coffee Company
Date: March 10, 2026	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

Date: March 10, 2026	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott T. Ford	Chief Executive Officer and Director	March 10, 2026
Scott T. Ford	(Principal Executive Officer)

/s/ T. Christopher Pledger	Chief Financial Officer and Chief Administrative Officer	March 10, 2026
T. Christopher Pledger	(Principal Financial Officer)

/s/ Blake Schuhmacher	Chief Accounting Officer	March 10, 2026
Blake Schuhmacher	(Principal Accounting Officer)

/s/ Joe T. Ford	Chairman of the Board, Director	March 10, 2026
Joe T. Ford

/s/ R. Patrick Kruczek	Director	March 10, 2026
R. Patrick Kruczek

/s/ Hugh McColl, III	Director	March 10, 2026
Hugh McColl, III

/s/ Mark Edmunds	Director	March 10, 2026
Mark Edmunds

/s/ Leslie Starr	Director	March 10, 2026
Leslie Starr

/s/Oluwatoyin Umesiri	Director	March 10, 2026
Oluwatoyin Umesiri

/s/Jeffrey H. Fox	Director	March 10, 2026
Jeffrey H. Fox

/s/ Kenneth M. Parent	Director	March 10, 2026
Kenneth M. Parent

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED BALANCE SHEET

(Thousands, except par value)	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$55	$189
Related party receivables	35,002	45
Total current assets	35,057	234

Deferred income taxes	3,695	5,024
Investment in consolidated subsidiaries	335,238	439,135
Total Assets	$373,990	$444,393

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Accrued expenses and other current liabilities	$1,618	$1,475
Related party payables	200	9
Total current liabilities	1,818	1,484

Long-term debt, net	39,698	21,871
Convertible notes payable - related party, net	60,839	49,706
Total liabilities	102,355	73,061

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,511 shares and 23,511 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively, $11.50 liquidation value	273,503	273,850

Shareholders' Equity
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 96,866 shares and 94,221 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	969	942
Additional paid-in-capital	544,567	519,878
Accumulated deficit	(534,370)	(442,922)
Accumulated other comprehensive income (loss)	(13,034)	19,584
Total shareholders' equity	(1,868)	97,482

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity	$373,990	$444,393

See accompanying notes to the condensed financial statements.

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Thousands, except per share data)	2025	2024	2023
Costs of sales	$1,609	$2,341	$—
Selling, general and administrative expense	13,252	9,268	8,764
Transaction, restructuring and integration expense	(44)	3,135	344
Total operating expenses	14,817	14,744	9,108
Loss from operations	(14,817)	(14,744)	(9,108)
Other (income) expense
Interest expense	4,023	3,288	—
Change in fair value of warrant liabilities	—	(7,015)	(10,207)
Other, net	—	—	(24)
Loss (earnings) from consolidated subsidiaries	70,275	69,973	39,006
Loss before income taxes	(89,115)	(80,990)	(37,883)
Income tax expense (benefit)	1,330	(692)	(3,301)
Net loss attributable to shareholders	(90,445)	(80,298)	(34,582)
Comprehensive loss attributable to common shareholders	$(123,719)	$(64,183)	$(24,822)

See accompanying notes to the condensed financial statements.

SCHEDULE I

WESTROCK COFFEE COMPANY

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Thousands)	2025	2024	2023
Cash flows from operating activities:
Net cash used in operating activities	$(142,673)	$(63,720)	$(22,981)
Cash flows from financing activities:
Proceeds from convertible notes payable	18,500	22,000	—
Proceeds from convertible notes payable - related party	11,500	50,000	—
Payment of convertible notes payable issuance costs	(1,175)	(511)	—
Payment of common equity issuance costs	(181)	(10)	(1,000)
Proceeds from common equity issuance	12,097	635	118,767
Payment of taxes for net share settlement of equity awards	(2,098)	(2,122)	(2,977)
Proceeds from exercise of stock options	—	12	848
Proceeds from exercise of Public Warrants	—	—	2,632
Intercompany transactions, net	103,896	(6,144)	(95,317)
Net cash provided by financing activities	142,539	63,860	22,953
Net increase (decrease) in cash and cash equivalents and restricted cash	(134)	140	(28)
Cash and cash equivalents and restricted cash at beginning of period	189	49	77
Cash and cash equivalents and restricted cash at end of period	$55	$189	$49

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