Form 10-Q
period 2026-03-31
Westrock Coffee Co
filed 2026-05-07
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the Registrant had 97,557,962 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements including, but not limited to, the following statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future, our expectations regarding the commercialization of customers within the anticipated time frame of our Conway, Arkansas facility and our ability to sell or commit capacity; our expectations regarding capital expenditures; and our future liquidity needs and access to capital, including with respect to our debt maturity and refinancing efforts. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, risks related to the following:

●	the fact that we have incurred net losses in the past, may incur net losses in the future, and may not achieve profitability;
●	risks associated with operating a coffee trading business and a coffee exporting business;

●	the volatility and increases in the cost of green coffee, tea and other ingredients and packaging, and our inability to pass these costs on to customers;

●	our inability to secure an adequate supply of key raw materials, including green coffee and tea, or a disruption in our supply chain;

●	deterioration in general macroeconomic conditions and/or decreases in consumer spending on discretionary items;

●	disruption in operations at any of our, our suppliers’ or our co-manufacturers’ production, distribution or manufacturing facilities or other loss of manufacturing capacity;
●	our inability to anticipate customer preferences and successfully develop new products;

●	climate change, which may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain;

●	failure to retain key personnel or recruit qualified personnel;

●	our inability to hedge commodity risks;

●	consolidation among our distributors and customers or the loss of any key customer;

●	complex and evolving U.S. and international laws and regulations, and noncompliance therewith subjecting us to criminal or civil liability;

●	future acquisitions of businesses, which may divert our management’s attention, prove difficult to effectively integrate and fail to achieve their projected benefits;

●	our inability to effectively manage the growth and increased complexity of our business;

●	our inability to maintain or grow market share through continued differentiation of our product and competitive pricing;

●	our inability to secure the additional capital needed to operate and grow our business;

●	future litigation or legal disputes, which could lead us to incur significant liabilities and costs or harm our reputation;

●	a material failure, inadequacy or interruption of our information technology systems;

●	the unauthorized access, theft, use or destruction of personal, financial or other confidential information relating to our customers, suppliers, employees or business;

●	our future level of indebtedness, which may reduce funds available for other business purposes and reduce our operational flexibility;

●	our inability to comply with the financial covenants in our credit agreement;

●	our inability to successfully commercialize customers at our Conway, Arkansas facility, and generate positive operating cash flows within the anticipated time frame;

●	our corporate structure and organization, which may prevent or delay attempts to acquire a controlling interest in the Company;

●	the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;
●	the impact of current global economic conditions, including those caused by tariffs and trading restrictions, economic slowdowns or recessions, changes in political, economic or industry conditions, global conflicts (including the ongoing conflicts in Europe, the Middle East and Latin America), inflation, the interest rate environment, U.S. government shutdowns, downgrades to the U.S. government’s sovereign credit rating or other conditions affecting the global financial and capital markets, and epidemic, pandemic or other health issues; and

●	other risks, uncertainties and factors set forth in the “Business” and “Risk Factors” sections in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2026 (“Annual Report”) and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

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

Westrock Coffee Company

FORM 10-Q

March 31, 2026

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$28,110	$49,875
Restricted cash	13,931	21,164
Accounts receivable, net of allowance for credit losses of $3,181 and $2,750, respectively	83,174	94,099
Inventories	180,797	199,802
Derivative assets	23,506	15,049
Prepaid expenses and other current assets	14,498	16,370
Total current assets	344,016	396,359

Property, plant and equipment, net	472,486	483,606
Goodwill	116,111	116,111
Intangible assets, net	105,203	107,141
Operating lease right-of-use assets	62,675	60,310
Other long-term assets	15,310	12,451
Total Assets	$1,115,801	$1,175,978

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current maturities of long-term debt	$20,688	$19,281
Short-term debt	60,380	82,640
Accounts payable	85,245	91,175
Supply chain finance program	99,769	96,594
Derivative liabilities	14,935	28,600
Accrued expenses and other current liabilities	72,915	95,340
Total current liabilities	353,932	413,630

Long-term debt, net	375,414	360,703
Convertible notes payable - related party, net	60,877	60,839
Deferred income taxes	10,988	10,160
Operating lease liabilities	60,537	58,146
Other long-term liabilities	865	865
Total liabilities	862,613	904,343

Commitments and contingencies (Note 18)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,511 shares and 23,511 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively, $11.50 liquidation value	273,417	273,503

Shareholders' Equity (Deficit)
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 97,541 shares and 96,866 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	976	969
Additional paid-in-capital	545,438	544,567
Accumulated deficit	(542,903)	(534,370)
Accumulated other comprehensive income (loss)	(23,740)	(13,034)
Total shareholders' equity (deficit)	(20,229)	(1,868)

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity (Deficit)	$1,115,801	$1,175,978

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2026	2025
Net sales	$308,825	$213,796
Costs of sales	263,057	184,723
Gross profit	45,768	29,073

Selling, general and administrative expense	37,846	40,344
Transaction, restructuring and integration expense	3,668	1,791
Loss on disposal of property, plant and equipment	1,096	7
Total operating expenses	42,610	42,142
Income (loss) from operations	3,158	(13,069)

Other (income) expense
Interest expense	13,527	12,599
Other, net	(489)	(278)
Loss before income taxes and equity in earnings from unconsolidated entities	(9,880)	(25,390)
Income tax expense (benefit)	1,964	1,828
Equity in (earnings) loss from unconsolidated entities	(3,311)	—
Net loss	$(8,533)	$(27,218)
Amortization (accretion) of Series A Convertible Preferred Shares	86	86
Net loss attributable to common shareholders	$(8,447)	$(27,132)

(Loss) earnings per common share:
Basic	$(0.09)	$(0.29)
Diluted	$(0.09)	$(0.29)

Weighted-average number of shares outstanding:
Basic	97,013	94,298
Diluted	97,013	94,298

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Thousands)	2026	2025
Net loss	$(8,533)	$(27,218)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	(10,722)	(768)
Foreign currency translation adjustment	16	47
Total other comprehensive income (loss)	(10,706)	(721)
Comprehensive (loss) income attributable to shareholders	(19,239)	(27,939)
Amortization of Series A Convertible Preferred Shares	86	86
Comprehensive loss attributable to common shareholders	$(19,153)	$(27,853)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2024	94,221	$942	$519,878	$(442,922)	$19,584	$97,482
Net income (loss)	—	—	—	(27,218)	—	(27,218)
Amortization of Series A Convertible Preferred Shares	—	—	86	—	—	86
Other comprehensive income (loss)	—	—	—	—	(721)	(721)
Equity-based compensation	401	4	3,327	—	—	3,331
Net share settlement of equity awards	—	—	(1,549)	—	—	(1,549)
Balance at March 31, 2025	94,622	$946	$521,742	$(470,140)	$18,863	$71,411

Balance at December 31, 2025	96,866	$969	$544,567	$(534,370)	$(13,034)	$(1,868)
Net income (loss)	—	—	—	(8,533)	—	(8,533)
Amortization of Series A Convertible Preferred Shares	—	—	86	—	—	86
Other comprehensive income (loss)	—	—	—	—	(10,706)	(10,706)
Equity-based compensation	675	7	1,724	—	—	1,731
Net share settlement of equity awards	—	—	(939)	—	—	(939)
Balance at March 31, 2026	97,541	$976	$545,438	$(542,903)	$(23,740)	$(20,229)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(8,533)	$(27,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,564	11,755
Equity-based compensation	1,731	3,331
Provision for credit losses	507	(166)
Amortization of deferred financing fees included in interest expense	1,316	893
Write-off of unamortized deferred financing fees	—	137
Loss on disposal of property, plant and equipment	1,096	7
Mark-to-market adjustments	(5,082)	(2,073)
Foreign currency transactions	—	(141)
Deferred income tax expense (benefit)	918	1,828
Equity in (earnings) loss from unconsolidated entities	(3,311)	—
Other	312	449
Change in operating assets and liabilities:
Accounts receivable	6,146	14,553
Inventories	18,301	(27,329)
Derivative assets and liabilities	(27,149)	(3,589)
Prepaid expense and other assets	3,704	1,567
Accounts payable	(8,046)	899
Accrued liabilities and other	(10,237)	2,976
Net cash used in operating activities	(11,763)	(22,121)
Cash flows from investing activities:
Additions to property, plant and equipment	(7,099)	(41,291)
Additions to intangible assets	(23)	(20)
Proceeds from sale of equity method investments and non-marketable securities	—	500
Proceeds from sale of property, plant and equipment	233	26
Proceeds from deferred purchase price of sold trade receivables	4,273	—
Net cash used in investing activities	(2,616)	(40,785)
Cash flows from financing activities:
Payments on debt	(39,701)	(34,064)
Proceeds from debt	33,220	80,073
Payments on supply chain financing program	(49,697)	(32,844)
Proceeds from supply chain financing program	52,872	49,369
Payment of debt issuance costs	(973)	(2,176)
Net proceeds from (repayments of) repurchase agreements	(4,733)	13,473
Net change in unremitted cash collections from servicing factored receivables	(4,665)	—
Payment for taxes for net share settlement of equity awards	(939)	(1,549)
Net cash (used in) provided by financing activities	(14,616)	72,282
Effect of exchange rate changes on cash	(3)	(52)
Net increase (decrease) in cash and cash equivalents and restricted cash	(28,998)	9,324
Cash and cash equivalents and restricted cash at beginning of period	71,039	35,564
Cash and cash equivalents and restricted cash at end of period	$42,041	$44,888

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$10,724	$13,036
Amounts obtained as beneficial interest in sold trade receivables	3,912	10,630

The total cash and cash equivalents and restricted cash at March 31, 2026 and 2025 is as follows:

(Thousands)	March 31, 2026	March 31, 2025
Cash and cash equivalents	$28,110	$35,904
Restricted cash	13,931	8,984
Total	$42,041	$44,888

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Description of Business

Westrock Coffee Company, a Delaware corporation (the “Company,” “Westrock,” “we,” “us,” or “our”), is an integrated beverage solutions platform serving the world's largest brands across packaged coffee, tea, ready-to-drink coffee, energy, and functional beverage categories. With our global manufacturing and sourcing footprint, the Company formulates, manufactures, and packages beverages in cans, glass, multi-serve bottles, single-serve capsules, bulk extract, and concentrates, backed by a digitally traceable supply chain. With operations spanning 10 countries, Westrock partners with brands across retail, foodservice, convenience, consumer packaged goods (“CPG”), and hospitality to bring beverage programs to market at scale. We manage our business in two operating segments.

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

Note 2. Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) using the U.S. dollar as the reporting currency. They do not include all the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include the activities of the Company and its wholly owned and/or controlled subsidiaries. All intercompany balances and transactions have been eliminated. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the audited financial statements, but does not include all disclosures required by GAAP.

The interim financial information is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited December 31, 2025 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2026. Accordingly, certain significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our audited financial statements.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement (as defined herein) and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that projected cash flow from operations, including current projections of the timing and amount of cash flows to be generated from our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”) and available borrowings under its Credit Agreement, as amended, will be sufficient to fund operations and to maintain covenant compliance for at least the next twelve months. However, during the three months ended March 31, 2026, the Company incurred net losses of $8.5 million and net cash outflows from operating activities of $11.8 million. If we are unable to achieve our profitability growth projections and maintain our covenant leverage ratio, interest coverage and minimum liquidity requirements, as a result of, for example, experiencing any adverse impact of changes or further delays in the estimated timing and/or volume of products to be produced in our Conway Facility over the next twelve months, and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants.

As further discussed in Note 10, on November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 and entered into Amendment No. 5 to its Credit Agreement (as defined in Note 10), which modified certain financial covenants. However, as management’s ability to raise additional capital or amend its financial covenants cannot be assured, if necessary, management has committed to delay growth capital expenditures and/or reduce operating expenses, including headcount, salary and/or bonus reductions, all of which are in the Company’s control, as necessary, in order to have adequate liquidity and to remain in compliance with its debt covenants. If required, the Company will reduce operating costs to ensure compliance with its financial covenants. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Debt Maturity and Refinancing Efforts

The Company’s Revolving Credit Facility, Term Loan Facility and Delayed Draw Term Loan Facility under its Credit Agreement, as defined in Note 10, will mature on August 29, 2027 (the “Upcoming Maturity”). While classified as long-term debt, net on the Condensed Consolidated Balance Sheet as of March 31, 2026, these obligations will transition to a current liability within the next four months. To address the Upcoming Maturity, the Company has initiated discussions with a variety of potential partners regarding refinancing options, including, but are not limited to, the amendment of the existing Credit Agreement, the issuance of new debt securities, or the pursuit of alternative equity or debt financing arrangements.

While the exact timing and final terms of such a refinancing are subject to market conditions and cannot be predicted with certainty, the Company expects to complete a refinancing or replacement of this obligation prior to the debt becoming due within one year. There is no assurance that these refinancing efforts will be successful or available on terms acceptable to the Company; however, the Company is actively engaged with financial advisors and prospective lenders to ensure sufficient liquidity is maintained to meet its obligations as they become due.

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

Activity in the allowance for credit losses was as follows:

	Three Months Ended March 31,
(Thousands)	2026	2025
Balance at beginning of period	$2,750	$3,995
Charged to selling, general and administrative expense	507	(166)
Write-offs, net	(76)	(1,678)
Allowance for credit losses - held for sale	—	(343)
Total	$3,181	$1,808

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

During the three months ended March 31, 2026, the Company received cash proceeds of $78.6 million related to the sale of receivables under the Factoring Agreement, remitted approximately $85.5 million of customer payments to the Factor, and incurred approximately $0.3 million of fees associated with these sales, which are recorded within selling, general and administrative expense on the Condensed Consolidated Statements of Operations. At March 31, 2026, the Company held $9.1 million of customer payments that have yet to be remitted to the Factor, which is recorded within restricted cash on the Condensed Consolidated Balance Sheets. At March 31, 2026 and December 31, 2025, there was $1.0 million and $1.2 million, respectively, of Deferred Purchase Price (as defined in the Factoring Agreement) on the sold receivables, recorded within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Cash received from the initial sale of receivables under the Factoring Agreement is classified within operating activities, and cash received from any Deferred Purchase Price is classified within investing activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Inventories are stated at the lower of cost, determined on the average cost method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and manufacturing overhead costs.

Within our Sustainable Sourcing & Traceability (“SS&T”) segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, we recognized $0.7 million and $1.5 million of net unrealized losses, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. At March 31, 2026 and December 31, 2025, there were $99.8 million and $96.6 million of obligations outstanding under the Program, respectively.

Green Coffee Repurchase Program

On March 28, 2025, the Company entered into a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At March 31, 2026 and December 31, 2025, the Company had a right, or obligation, to repurchase $7.1 million and $11.8 million, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Condensed Consolidated Statements of Cash Flows.

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

Equity Method Investments

As discussed above, on April 1, 2025, the Company entered into an agreement with ECOM that combines Westrock’s and ECOM’s Rwandan export operations. As of March 31, 2026, Westrock holds a 49.9% equity method investment in the joint venture with a balance of $9.8 million, which is reported in other long-term assets on the Condensed Consolidated Balance Sheets. Our proportionate share of the income or loss of the joint venture is reported in equity in (earnings) loss from unconsolidated entities on the Condensed Consolidated Statements of Operations and is reported in the results of our SS&T segment.

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

The effective income tax rates for the three months ended March 31, 2026 and 2025 were (29.9)% and (7.2)%, respectively.  The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to the effect of cross-border tax laws (specifically, net controlled foreign corporation tested income) and an increase in the valuation allowance against domestic deferred tax assets.  The effective tax rate for the three months ended March 31, 2026 differs from the effective tax rate for the same period in 2025 primarily due to the size of the Company's ordinary income (loss) in the periods relative to rate impacting items.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law in the United States. The Act contains several provisions related to income taxes, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and restoration of the favorable tax treatment for certain business provisions, including the interest limitation under Section 163(j). The legislation has multiple effective dates, with certain provisions that went into effect in 2025 and others that will be implemented through 2026. The effects of the Act were incorporated into our income tax provision for the three months ended March 31, 2026 and there was no material impact to our income tax expense for the first quarter of 2026. We will continue to evaluate the impacts of the Act and do not expect the Act to have a material impact to our total tax provision.

Recently issued accounting pronouncements

ASU 2024-03 – Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures” (“ASU 2024-03”).  The amendments in this update include requirements for public business entities to provide disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted.  The amendments in this update may be applied either prospectively or retrospectively.  The Company is currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.

ASU 2025-06 – Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40)

On September 18, 2025, the FASB issued ASU No. 2025-06 “Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40)” (“ASU 2025-06”). ASU 2025-06 removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. ASU 2025-06 will be effective for annual and interim periods beginning after December 15, 2027, and can be applied on a prospective, modified prospective, or retrospective basis. The Company is currently evaluating the impact that ASU 2025-06 will have on our consolidated financial statements.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfer to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales on our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, we recorded $5.8 million and $3.6 million of net unrealized gains, respectively, within costs of sales.

For the three months ended March 31, 2026 and 2025, the Company recognized $69.5 million and $49.6 million in revenues under ASC 815, respectively, which are reported within the Company’s SS&T segment.

Contract Estimates

The nature of the Company’s contracts gives rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $1.5 million and $1.4 million at March 31, 2026 and December 31, 2025, respectively. Other accrued deductions were $1.8 million and $1.4 million at March 31, 2026 and December 31, 2025, respectively, and are included as a reduction to accounts receivable, net in the Condensed Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company did not have any material contract liabilities as of March 31, 2026 or December 31, 2025. Revenue recognized during the three months ended March 31, 2026, that was included in the contract liabilities balance as of December 31, 2025, was not material. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At March 31, 2026 and December 31, 2025, accounts receivable, net included $86.5 million and $97.0 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of March 31, 2026 and December 31, 2025, no costs were capitalized as all arrangements were less than a year.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended March 31,
(Thousands)	2026	2025
Coffee & tea	$176,420	$120,667
Flavors, extracts & ingredients	62,610	43,250
Other	292	162
Green coffee	69,503	49,717
Net sales	$308,825	$213,796

	Three Months Ended March 31,
(Thousands)	2026	2025
United States	$251,107	$169,316
All other countries	57,718	44,480
Net sales	$308,825	$213,796

For the three months ended March 31, 2026 and 2025, other than the United States, no country accounted for more than 10 percent of our consolidated net sales.

Note 5. Inventories

The following table summarizes inventories as of March 31, 2026 and December 31, 2025:

(Thousands)	March 31, 2026	December 31, 2025
Raw materials	$84,267	$86,231
Finished goods	45,122	38,236
Green coffee	51,408	75,335
Total inventories	$180,797	$199,802

Green coffee inventories represent green coffee held for resale. At March 31, 2026 and December 31, 2025, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 6. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of March 31, 2026 and December 31, 2025:

(Dollars in Thousands)	Depreciable Lives	March 31, 2026	December 31, 2025
Land		$5,160	$5,160
Buildings	10-40 years	182,611	182,653
Leasehold improvements(1)		12,506	12,471
Plant equipment	3-15 years	381,738	360,576
Vehicles and transportation equipment	3-5 years	312	301
IT systems	3-7 years	13,933	13,271
Furniture and fixtures	3-10 years	7,619	7,612
Customer beverage equipment(2)	3-5 years	22,156	22,669
Lease right-of-use assets(3)		60	60
Construction in progress and equipment deposits		8,450	27,132
		634,545	631,905
Less: accumulated depreciation		(162,059)	(148,299)
Property, plant and equipment, net		$472,486	$483,606

1 – Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 – Customer beverage equipment consists of brewers held on site at customer locations.

3 – Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three months ended March 31, 2026 and 2025 was $14.6 million and $9.8 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at March 31, 2026 are expected to be in production use.

Note 7. Goodwill

The following table reflects the carrying amount of goodwill as of March 31, 2026 and December 31, 2025:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2025
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at March 31, 2026
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 8. Intangible Assets, Net

The following table summarizes intangible assets, net as of March 31, 2026 and December 31, 2025:

	March 31, 2026
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(43,834)	$104,814
Software	1,330	(941)	389
Intangible assets, net	$149,978	$(44,775)	$105,203

	December 31, 2025
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(41,907)	$106,741
Favorable lease asset	220	(220)	—
Software	1,307	(907)	400
Intangible assets, net	$150,175	$(43,034)	$107,141

Amortization expense of intangible assets was $2.0 million for both the three months ended March 31, 2026 and 2025. As of March 31, 2026, the weighted average useful life for definite-lived intangibles is approximately 20 years.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	March 31, 2026	December 31, 2025
Right-of-use operating lease assets	Operating lease right-of-use assets	$62,675	$60,310
Operating lease liabilities - current	Accrued expenses and other current liabilities	5,194	4,908
Operating lease liabilities - noncurrent	Operating lease liabilities	60,537	58,146

During the three months ended March 31, 2026 and 2025, the Company obtained approximately $3.9 million and $0.7 million, respectively, of right-of-use operating lease assets in exchange for lease obligations.

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs for the three months ended March 31, 2026 and 2025, respectively, are as follows:

	Three Months Ended March 31,
(Thousands)	2026	2025
Operating lease cost	$2,662	$2,476
Short-term lease cost	362	206
Total	$3,024	$2,682

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted-average discount rate	7.7%	7.8%
Weighted-average remaining lease term	11.1 years	11.4 years

Supplemental cash flow information about the Company’s leases as of March 31, 2026 and 2025, respectively, is as follows:

	Three Months Ended March 31,
(Thousands)	2026	2025
Cash paid related to operating lease liabilities	$2,476	$2,283

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of March 31, 2026.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2026 are as follows:

(Thousands)
2026	$7,141
2027	9,677
2028	8,962
2029	8,908
2030	7,052
Thereafter	58,644
Total future minimum lease payments	100,384
Less: imputed interest	(34,653)
Present value of minimum lease payments	$65,731

Note 10. Debt

Our long-term debt at March 31, 2026 and December 31, 2025 is as follows:

(Thousands)	March 31, 2026	December 31, 2025
Term loan facility	$142,188	$145,469
Delayed draw term loan facility	44,375	45,313
Revolving credit facility	165,000	145,000
Convertible notes payable	102,000	102,000
International trade finance lines	60,380	82,640
International notes payable	6,360	6,360
Other loans	5	7
Total debt	520,308	526,789
Unamortized debt costs	(2,949)	(3,326)
Current maturities of long-term debt	(20,688)	(19,281)
Convertible notes payable - related party, net	(60,877)	(60,839)
Short-term debt	(60,380)	(82,640)
Long-term debt, net	$375,414	$360,703

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

At March 31, 2026, we had $165.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 7.7%, and we had $2.0 million of standby letters of credit outstanding. At March 31, 2026, the interest rate applicable to our Term Loan Facility was 7.7% and the interest rate applicable to our Delayed Draw Term Loan Facility was 7.6%.

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

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the covenant relief period (the “Covenant Relief Period”), which commenced on June 30, 2023 in connection with Amendment No. 2 to the Credit Agreement, increasing the maximum secured net leverage ratio to (a) 6.00x for the test period ending June 30, 2025, (b) 5.50x for the test period ending September 30, 2025, and (c) 5.25x for the test period ending December 31, 2025. In addition, the Fourth Amendment provided that the minimum liquidity covenant will not apply after the Covenant Relief Period ends.

On November 4, 2025, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified and extended the existing Covenant Relief Period, to end on the earlier to occur of (i) October 1, 2026 and (ii) any date following June 30, 2024, on which the Borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions.

During the Covenant Relief Period, the Borrower’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments is more limited. The Fifth Amendment permitted the Borrower to issue convertible notes, including the 2031 Convertible Notes (as defined below).

The Fifth Amendment modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 5.50x for the test period ending December 31, 2025, (b) 5.25x for the test period ending March 31, 2026, (c) 5.00x for the test period ending June 30, 2026, (d) 4.50x for the test period ending September 30, 2026 and (e) 4.00x for the test period ending December 31, 2026. In addition, the Fifth Amendment lowered the interest coverage ratio that the Company must comply with to permit the interest coverage ratio as of the last day of any test period to be less than (a) on and prior to December 31, 2025, 1.50x, (b) on January 1, 2026 and on or prior to September 30, 2026, 1.75x and (c) on October 1, 2026 and thereafter, 2.00x. The Credit Agreement also includes (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan. The minimum liquidity covenant will not apply after the Covenant Relief Period ends. As of March 31, 2026, the Company was in compliance with its financial covenants.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $4.2 million (1.875% of the original principal balance), increasing to approximately $5.6 million (2.5% of the original principal balance) during the final year of the agreements.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “2029 Convertible Notes”), of which $50.0 million was from related parties (See Note 19). The 2029 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2029 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At March 31, 2026, the carrying value of the 2029 Convertible Notes was $71.7 million, of which $49.8 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the 2029 Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the 2029 Convertible Notes utilizing the effective interest rate method.

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

On November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 (the “2031 Convertible Notes” together with the 2029 Convertible Notes, the “Convertible Notes”), of which $11.5 million was from related parties (see Note 19). The 2031 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2031 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At March 31, 2026, the carrying value of the 2031 Convertible Notes was $28.9 million, of which $11.1 million was from related parties.

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

The 2029 Convertible Notes and 2031 Convertible Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The 2029 Convertible Notes and 2031 Convertible Notes contain customary terms regarding events of default. If any event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, then each noteholder may, by written notice to the Company, declare the principal amount of, and all accrued and unpaid interest on, such noteholder’s 2029 Convertible Notes and/or 2031 Convertible Notes to become due and payable immediately. If an event of default involving certain events of bankruptcy, insolvency or reorganization occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2029 Convertible Notes and/or 2031 Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person.

International Debt and Lending Facilities

During 2025, Falcon Coffees Limited (“Falcon”), our subsidiary, renewed its working capital trade finance facility with multiple institutions, increasing the facility size from $75.0 million to $85.0 million on March 7, 2025 and from $85.0 million to $102.5 million on July 23, 2025. Most recently, Falcon renewed its working capital trade finance facility with multiple institutions on March 5, 2026, increasing its facility size from $102.5 million to $110.0 million. The facility remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

At March 31, 2026, there was $60.4 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of March 31, 2026.

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

At March 31, 2026, there was $6.4 million of outstanding borrowings under the facility, of which $5.4 million and $1.0 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. The facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of March 31, 2026.

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

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume weighted average price per Common Share for the ten trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares outstanding at March 31, 2026 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three months ended March 31, 2026 and 2025, the Company recorded $0.1 million and $0.1 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares.

Note 12. Derivatives

We record all derivatives, whether designated in a hedging relationship or not, at fair value on the Condensed Consolidated Balance Sheets. We use various types of derivative instruments including, but not limited to, forward contracts, exchange-traded futures and options contracts and over the counter (“OTC”) commodity swaps and options contracts for certain commodities. Forward and futures contracts, and commodity swaps, are agreements to buy or sell a quantity of a commodity at a predetermined future date, and at a predetermined rate or price. Forward contracts are traded over the counter whereas futures contracts are traded on an exchange. Option contracts are agreements to facilitate a potential transaction involving the commodity at a preset price and date.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the three months ended March 31, 2026 and 2025.

Within our Beverage Solutions segment, we have entered into coffee futures, swaps and options contracts to hedge our exposure to price fluctuations on green coffee associated with certain price-to-be-fixed purchase contracts, which generally range from three to twelve months in length. These derivative instruments have been designated as cash flow hedges. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of green coffee.

The notional amount for the coffee futures contracts, commodity swaps and coffee options that were designated and qualified for our commodity cash flow hedging program was 20.6 million pounds and 116.8 million pounds as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company purchased coffee futures contracts, commodity swaps and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 124.7 million pounds and 46.7 million pounds, respectively.

Approximately $23.9 million and $10.2 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the estimated amount of net losses reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $24.1 million.

Within our SS&T segment, the Company’s forward sales and forward purchase contracts are for physical delivery of green coffee in a future period. While the Company considers these contracts to be effective economic hedges, the Company does not designate or account for forward sales or forward purchase contracts as hedges as defined under current accounting standards. See Note 4 for a description of the treatment of realized and unrealized gains and losses on forward sales and forward purchase contracts.

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$—	$—
Options contracts(2)	Derivative assets	1,606	—
Total		$1,606	$—

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$21,900	$15,049
Total		21,900	15,049
Total derivative assets		$23,506	$15,049

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative liabilities	$252	$110
Commodity swaps	Derivative liabilities	9,438	8,235
Options contracts(2)	Derivative liabilities	1,163	17,906
Total		$10,853	$26,251

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$4,082	$2,349
Total derivative liabilities		$14,935	$28,600

1 – The fair value of coffee futures contracts excludes amounts related to margin accounts.

2 – Options contracts include counterparty netting.

The following table presents the pre-tax net gains and losses for our derivative instruments for the three months ended March 31, 2026 and 2025, respectively:

		Three Months Ended March 31,
(Thousands)	Statement of Operations Location	2026	2025
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$23,899	$10,162

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$5,786	$3,593

Note 13. Fair Value Measurements

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at March 31, 2026:

	March 31, 2026
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$51,408	$—	$51,408
Coffee futures contracts	—	—	—	—
Options contracts(1)	1,606	—	—	1,606
Forward purchase and sales contracts	—	21,900	—	21,900
Total	$1,606	$73,308	$—	$74,914

Liabilities:
Coffee futures contracts	$252	$—	$—	$252
Commodity swaps	—	9,438	—	9,438
Options contracts(1)	1,163	—	—	1,163
Forward purchase and sales contracts	—	4,082	—	4,082
Total	$1,415	$13,520	$—	$14,935

1 – Options contracts include counterparty netting.

The following table summarizes the fair value of financial instruments at December 31, 2025:

	December 31, 2025
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$75,335	$—	$75,335
Forward purchase and sales contracts	—	15,049	—	15,049
Total	$—	$90,384	$—	$90,384

Liabilities:
Coffee futures contracts	$110	$—	$—	$110
Commodity swaps	—	8,235	—	8,235
Options contracts(1)	1,106	16,800	—	17,906
Forward purchase and sales contracts	—	2,349	—	2,349
Total	$1,216	$27,384	$—	$28,600

1 – Options contracts include counterparty netting.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, supply chain finance program obligations, inventory repurchase obligations, convertible notes payable, short-term debt and long-term debt. The carrying amount of cash, accounts receivable, accounts payable, short-term debt and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of March 31, 2026, as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

Coffee futures contracts and coffee options are valued based on quoted market prices. The estimated fair value for green coffee inventories associated with forward contracts, commodity swaps, OTC options contracts, and forward sales and purchase contracts are based on exchange-quoted prices, adjusted for differences in origin, quantity, quality, and future delivery period, as the exchange quoted prices represent standardized terms for the commodity. These adjustments are generally determined using broker or dealer quotes or based upon observable market transactions. As a result, green coffee associated with forward contracts, commodity swaps, OTC options contracts and forward sales and purchase contracts are classified within Level 2 of the fair value hierarchy.

The 2029 Convertible Notes and 2031 Convertible Notes are carried on the Condensed Consolidated Balance Sheets at amortized cost. The estimated fair value of the 2029 Convertible Notes and 2031 Convertible Notes as of March 31, 2026 was $58.1 million and $30.7 million, respectively, and was determined using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs at March 31, 2026 include the expected volatility of 50.0% and assumed debt yield of 15.2% and 16.3% for the 2029 Convertible Notes and 2031 Convertible Notes, respectively.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three months ended March 31, 2026 or 2025, requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

At March 31, 2026, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Condensed Consolidated Balance Sheets. As of March 31, 2026, there have been no adjustments, upward or downward, to the carrying value.

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(Thousands)	2026	2025
Unrealized gain (loss) on derivative instruments:
Balance at beginning of period	$(13,336)	$18,863
Other comprehensive income (loss) before reclassifications	13,088	9,378
Amounts reclassified from accumulated comprehensive income	(23,899)	(10,162)
Tax effect	89	16
Balance at end of period	(24,058)	18,095
Foreign currency translation adjustment
Balance at beginning of period	302	721
Other comprehensive income (loss) before reclassifications	16	47
Amounts reclassified from accumulated comprehensive income	—	—
Tax effect	—	—
Balance at end of period	318	768
Accumulated other comprehensive income (loss) at end of period	$(23,740)	$18,863

Note 15. Equity-Based Compensation

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

As of March 31, 2026, there were 5.3 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the three months ended March 31, 2026:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
		Weighted-Average		Weighted-Average		Weighted-Average
		Fair Value at		Fair Value at		Fair Value at
	Units	Grant Date	Units	Grant Date	Units	Grant Date
Outstanding at December 31, 2025	1,585,589	$9.48	557,466	$7.01	557,500	$4.52
Granted	—	—	—	—	—	—
Forfeited	(59,566)	9.05	(16,475)	7.01	(21,539)	4.52
Vested	(710,671)	10.11	(183,726)	7.01	—	—
Outstanding at March 31, 2026	815,352	$8.98	357,265	$7.01	535,961	$4.52

Note 16. Earnings per Share

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

	Three Months Ended March 31,
(Thousands)	2026	2025
Restricted stock units	1,424	2,350
Options	1,052	1,255
If-converted securities	46,342	34,465

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated:

	Three Months Ended March 31,
(Thousands, except per share data)	2026	2025
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(8,447)	$(27,132)
Denominator:
Weighted-average common shares outstanding - basic	97,013	94,298
Basic earnings (loss) per common share	$(0.09)	$(0.29)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(8,447)	$(27,132)
Net income (loss) attributable to common shareholders - diluted	$(8,447)	$(27,132)
Denominator:
Weighted-average common shares outstanding - basic	97,013	94,298
Weighted-average common shares outstanding - diluted	97,013	94,298

Dilutive (loss) earnings per common share	$(0.09)	$(0.29)

Note 17. Segment Information

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

Selected financial data, including a reconciliation of total reportable segments’ Segment Adjusted EBITDA to loss before income taxes and equity in earnings from unconsolidated entities, is presented below for the periods indicated:

	Three Months Ended March 31, 2026
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$239,322	$69,503	$308,825

Segment Adjusted EBITDA	23,274	6,460	29,734
Less:
Interest expense			13,527
Depreciation and amortization			16,564
Transaction, restructuring and integration expense			3,668
Equity-based compensation			1,731
Conway extract and ready-to-drink facility pre-production costs			278
Conway extract and ready-to-drink facility scale up operating costs			3,766
Mark-to-market adjustments			(5,082)
(Gain) loss on disposal of property, plant and equipment			1,096
Other			4,066
Loss before income taxes and equity in earnings from unconsolidated entities			$(9,880)

Total assets	999,634	116,167	1,115,801

(1)	Excludes $0.1 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Three Months Ended March 31, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$164,079	$49,717	$213,796

Segment Adjusted EBITDA	9,583	1,928	11,511
Less:
Interest expense			12,599
Depreciation and amortization			11,755
Transaction, restructuring and integration expense			1,791
Equity-based compensation			3,331
Conway extract and ready-to-drink facility pre-production costs			4,449
Conway extract and ready-to-drink facility scale up operating costs			3,287
Mark-to-market adjustments			(2,073)
(Gain) loss on disposal of property, plant and equipment			7
Other			1,755
Loss before income taxes and equity in earnings from unconsolidated entities			$(25,390)

Total assets	1,023,875	114,829	1,138,704

(1)	Excludes $3.9 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Significant segment expense for our reportable segments is presented below for the periods indicated:

	Three Months Ended March 31, 2026
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$239,322	$69,503
Less:
Costs of sales	190,396	63,781
Employee related(1)	14,653	2,154
Information technology	1,771	n/a
Advertising & marketing	486	n/a
Professional fees	2,376	n/a
Corporate insurance	1,628	n/a
Freight	2,419	n/a
Other segment expense(2)	2,319	(2,892)
Segment Adjusted EBITDA	$23,274	$6,460

(1)	Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.
(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Three Months Ended March 31, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$164,079	$49,717
Less:
Costs of sales	131,440	45,426
Employee related(1)	11,806	1,789
Information technology	2,035	n/a
Advertising & marketing	716	n/a
Professional fees	2,093	n/a
Corporate insurance	1,595	n/a
Freight	3,008	n/a
Other segment expense(2)	1,803	574
Segment Adjusted EBITDA	$9,583	$1,928

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

Note 18. Commitments and Contingencies

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

We have future purchase obligations of $414.8 million as of March 31, 2026 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

At March 31, 2026, we had a right or obligation to repurchase $7.1 million of inventory associated with Repo Transactions, for which the liability is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 19. Related Party Transactions

In February 2024, the Company sold and issued convertible notes (see Note 10) to Westrock Group, LLC (an affiliate of Scott Ford, the Company’s Chief Executive Officer and a member of the board of directors of the Company, “Westrock Group”), Wooster Capital, LLC (an affiliate of Joe Ford, chairman of the board of directors) and HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), each a related party.

In November 2025, the Company sold and issued convertible notes (see Note 10) to HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares) and Jeffrey H. Fox Revocable Trust (an affiliate of Jeffrey H. Fox, a member of the board of directors of the Company), each a related party.

The Condensed Consolidated Financial Statements reflect the following transactions with related parties:

(Thousands)	March 31, 2026	December 31, 2025
Accrued expenses and other current liabilities
Westrock Group	$122	$383
Wooster Capital	31	96
HF Direct Investments Pool, LLC	214	558
Jeffrey H. Fox Revocable Trust	9	12
Total	$376	$1,049

(Thousands)	March 31, 2026	December 31, 2025
Convertible notes payable - related party, net:
Westrock Group	$20,000	$20,000
Wooster Capital	5,000	5,000
HF Direct Investments Pool, LLC	35,000	35,000
Jeffrey H. Fox Revocable Trust	1,500	1,500
Total	61,500	61,500
Unamortized debt costs	(623)	(661)
Total	$60,877	$60,839

	Three Months Ended March 31,
(Thousands)	2026	2025
Interest expense:
Westrock Group	$250	$250
Wooster Capital	63	63
HF Direct Investments Pool, LLC	437	312
Jeffrey H. Fox Revocable Trust	19	—
Total	$769	$625

In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expenses. For the three months ended March 31, 2026 and 2025, the Company recognized expenses of $0.1 million and $0.1 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. At March 31, 2026 and December 31, 2025, we had $0.1 million payable and $0.1 million payable to Westrock Group, respectively, related to such items.

During the three months ended March 31, 2026, Falcon purchased $9.3 million of green coffee from the Rwandan JV, in which the Company has a 49.9% interest. There was no such activity during the three months ended March 31, 2025. At March 31, 2026 and December 31, 2025, the Condensed Consolidated Balance Sheet included $2.3 million and $4.8 million in inventory that was purchased from the Rwandan JV. At March 31, 2026 and December 31, 2025, Falcon had $0.0 million and $1.2 million payable to the Rwandan JV, respectively.

Note 20. Subsequent Events

On April 20, 2026, the Company’s Board of Directors (the “Board”) appointed A. Wellford Tabor to the Board. Mr. Tabor currently serves as Head of Direct Investments and a Managing Director of HF Capital, LLC, the managing member of HF Direct Investments Pool, LLC, a greater than 10% holder of the Company’s outstanding stock. Mr. Tabor owns $2.0 million of the Company’s 2029 Convertible Notes and $2.0 million of the Company’s 2031 Convertible Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three months ended March 31, 2026. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2025 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2026.

Overview

Westrock Coffee Company, a Delaware corporation (the “Company,” “Westrock,” “we,” “us,” or “our”), is an integrated beverage solutions platform serving the world's largest brands across packaged coffee, tea, ready-to-drink coffee, energy, and functional beverage categories. With our global manufacturing and sourcing footprint, the Company formulates, manufactures, and packages beverages in cans, glass, multi-serve bottles, single-serve capsules, bulk extract, and concentrates, backed by a digitally traceable supply chain. With operations spanning 10 countries, Westrock partners with brands across retail, foodservice, convenience, consumer packaged goods (“CPG”), and hospitality to bring beverage programs to market at scale.

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

Significant Developments

Falcon Credit Agreement Amendment

On March 5, 2026, Falcon Coffees Limited (“Falcon”) renewed its working capital trade finance facility with multiple institutions. The facility size was increased from $102.5 million to $110.0 million and remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Dollars in Thousands)	March 31, 2026	Revenues	March 31, 2025	Revenues
Net sales	$308,825	100.0%	$213,796	100.0%
Costs of sales	263,057	85.2%	184,723	86.4%
Gross profit	45,768	14.8%	29,073	13.6%

Selling, general and administrative expense	37,846	12.3%	40,344	18.9%
Transaction, restructuring and integration expense	3,668	1.2%	1,791	0.8%
Loss (gain) on disposal of property, plant and equipment	1,096	0.4%	7	0.0%
Total operating expenses	42,610	13.8%	42,142	19.7%
Income (loss) from operations	3,158	1.0%	(13,069)	(6.1)%

Other (income) expense
Interest expense	13,527	4.4%	12,599	5.9%
Other, net	(489)	(0.2)%	(278)	(0.1)%
Loss before income taxes and equity in earnings from unconsolidated entities	(9,880)	(3.2)%	(25,390)	(11.9)%
Income tax expense (benefit)	1,964	0.6%	1,828	0.9%
Equity in (earnings) loss from unconsolidated entities	(3,311)	(1.1)%	—	0.0%
Net loss	$(8,533)	(2.8)%	$(27,218)	(12.7)%
Amortization of Series A Convertible Preferred Shares	86	0.0%	86	0.0%
Net loss attributable to common shareholders	$(8,447)	(2.7)%	$(27,132)	(12.7)%

Net Sales

	Three Months Ended March 31,
(Thousands)	2026	2025
Beverage Solutions	$239,322	$164,079
Sustainable Sourcing & Traceability(1)	69,503	49,717
Total net sales	$308,825	$213,796
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $239.3 million for the three months ended March 31, 2026, increasing 45.9% compared to $164.1 million for the three months ended March 31, 2025. The increase was primarily due to a $55.8 million increase in the sale of coffee and tea products, driven by a 30.6% increase in single serve cup volumes. In addition, sales of flavors, extracts & ingredients products increased $19.4 million, driven by the ramp up in can volumes and a 16.5% increase in multi-serve bottle volumes at our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”).

Net Sales from our SS&T segment, net of intersegment revenues, were $69.5 million for the three months ended March 31, 2026, increasing 39.8% compared to $49.7 million for the three months ended March 31, 2025. The increase is driven by an increase in sales volume of 20.5%, and an increase in the average sales price per pound, which increased 15.3% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in the average sales price per pound is directly correlated to the global commodities price.

Costs of Sales

	Three Months Ended March 31,
(Thousands)	2026	2025
Beverage Solutions	$204,358	$141,370
Sustainable Sourcing & Traceability	58,699	43,353
Total costs of sales	$263,057	$184,723

In our Beverage Solutions segment, costs of sales increased $63.0 million to $204.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in costs of sales was primarily driven by an increase in sales volumes for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

In our SS&T segment, costs of sales increased $15.3 million to $58.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase is primarily due to an increase in green coffee sales volume. Costs of sales in our SS&T segment for the three months ended March 31, 2026 included $5.1 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $2.1 million of net unrealized gains for the three months ended March 31, 2025.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2026		2025
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$34,942	14.6%	$37,622	22.9%
Sustainable Sourcing & Traceability	2,904	4.2%	2,722	5.5%
Total selling, general and administrative expense	$37,846	12.3%	$40,344	18.9%

Total selling, general and administrative expenses in our Beverage Solutions segment decreased $2.7 million to $34.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease is primarily due to a $3.7 million decrease in start-up costs associated with the Conway Facility, a $1.4 million decrease in equity-based compensation expense, partially offset by a $1.2 million increase in other personnel-related costs. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the three months ended March 31, 2025.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expenses for the three months ended March 31, 2026 were $3.7 million, approximately $2.7 million of which related to employee severance payments. During the three months ended March 31, 2025, we incurred $1.8 million of transaction, restructuring and integration expenses, approximately $0.9 million of which related to plant closure costs and $0.5 million of which related to employee severance payments.

Interest Expense

Interest expense for the three months ended March 31, 2026 was $13.5 million compared to $12.6 million for the three months ended March 31, 2025.

	Three Months Ended March 31,
(Thousands)	2026	2025
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$3,820	$3,633
Revolving credit facility	3,120	3,586
Convertible notes payable	506	275
Convertible notes payable - related party	769	625
Supply chain finance program	1,843	1,994
International trade finance lines	1,470	1,336
International notes payable	103	177
Other	580	173
Total cash interest	12,211	11,799
Non-cash:
Amortization of deferred financing costs	1,316	1,030
Capitalized interest	—	(230)
Total non-cash interest	1,316	800
Total interest expense	$13,527	$12,599

Income Tax Expense (Benefit)

Income tax expense for the three months ended March 31, 2026 was $2.0 million, resulting in an effective tax rate of (29.9)%. The effective tax rate for the current period differs from the federal statutory rate primarily due to the effect of cross-border tax laws (specifically, net CFC tested income) and an increase in the valuation allowance against domestic deferred tax assets. Income tax expense for the three months ended March 31, 2025 was $1.8 million, resulting in an effective tax rate of (7.2)%.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2026. As of March 31, 2026, there have been no material changes to these estimates.

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

The reconciliation of our net (loss) income to EBITDA and Consolidated Adjusted EBITDA for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(Thousands)	2026	2025
Net loss	$(8,533)	$(27,218)
Interest expense	13,527	12,599
Income tax expense (benefit)	1,964	1,828
Depreciation and amortization	16,564	11,755
EBITDA	23,522	(1,036)
Transaction, restructuring and integration expense	3,668	1,791
Equity-based compensation	1,731	3,331
Conway extract and ready-to-drink facility pre-production costs	278	4,449
Mark-to-market adjustments	(5,082)	(2,073)
Loss on disposal of property, plant and equipment	1,096	7
Other	755	1,755
Consolidated Adjusted EBITDA	$25,968	$8,224

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

Green coffee, which is our primary raw material, is an exchange traded agricultural commodity that is subject to price fluctuations, the reasons for which are outside of the control of the Company. In recent years, market prices for green coffee have been elevated relative to historical prices, at times exceeding $4.00 per pound of green coffee for sustained periods of time and continue to fluctuate. Elevated market prices impact the entire supply chain, as exporters, traders, suppliers, and roasters require increased working capital to fund rising green coffee costs, and without having access to sufficient working capital, supply chain disruptions may emerge.

In addition, our liquidity may be negatively impacted by enacted and/or proposed tariffs and trading restrictions that, absent an exemption, would be applied to imported equipment, commodities and packaging materials. In February 2026, the U.S. Supreme Court ruled that tariffs imposed by executive order under the International Emergency Economic Powers Act exceeded U.S. Presidential authority. Subsequently, the Court of International Trade ordered U.S. Customs and Border Patrol to develop a framework for refunding such tariffs. Following the Supreme Court ruling, the President implemented a temporary worldwide baseline tariff of 10% under Section 122 of the Trade Act of 1974 (the “Trade Act”). These tariffs are time limited and set to expire in early fiscal 2027 if they are not extended by act of Congress. In March 2026, the US Trade Representative launched two investigations under Section 301 of the Trade Act into numerous trading partners which may build the legal foundation to impose or expand tariffs for those countries. The ultimate impact of tariffs may be difficult to predict as their amount and duration are uncertain, making our planning process more difficult. The threat of tariffs may also have adverse implications to our business and the business of our suppliers and customers. We typically are not the importers of record for commodities, other materials or capital equipment that we procured from non-U.S. sources. It is uncertain when or if any eventual tariff refunds our vendors receive may be passed onto us. Due to the uncertainty of any future refund, we have not yet recorded a receivable for these tariffs paid. We are monitoring ongoing developments with respect to the refund process and have taken and intend to take appropriate steps to file a refund claim during the fourth quarter of fiscal 2026.

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

Where possible, we will seek to recover tariff- and inflation-impacted costs by passing these costs onto our customers through periodic pricing increases. However, our pricing increases often lag our cost increases, including increases in commodity costs. A prolonged increase in “C” market prices and/or tariff-impacted costs combined with the near-term costs associated with continuing to commercialize the Conway Facility, may require us to evaluate our allocation of working capital, and if we are not able to effectively manage our working capital, or do not have access to sufficient working capital to meet our purchasing needs for green coffee, other commodity inputs, ingredients or supplies (such as materials used in our packaging), we may need to access the debt or equity capital markets, and there is no assurance that we will be able to do so on terms that are favorable to the Company or at all. In addition, we may be required to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions, which could have a material adverse effect on our business, operating results, financial condition, covenant compliance and ability to achieve our intended business objectives.

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

At March 31, 2026, we had $165.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 7.7%, and we had $2.0 million of standby letters of credit outstanding. At March 31, 2026, the interest rate applicable to our Term Loan Facility was 7.7%, and the interest rate applicable to our Delayed Draw Term Loan Facility was 7.6%.

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

The Fourth Amendment also modified the secured net leverage ratio that the Company must comply with during the covenant relief period (the “Covenant Relief Period”), which commenced on June 30, 2023 in connection with Amendment No. 2 to the Credit Agreement, increasing the maximum secured net leverage ratio to (a) 6.00x for the test period ending June 30, 2025, (b) 5.50x for the test period ending September 30, 2025, and (c) 5.25x for the test period ending December 31, 2025. In addition, the Fourth Amendment provided that the minimum liquidity covenant will not apply after the Covenant Relief Period ends.

On November 4, 2025, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified and extended the existing Covenant Relief Period, to end on the earlier to occur of (i) October 1, 2026 and (ii) any date following June 30, 2024, on which the Borrower elects to terminate the Covenant Relief Period subject to satisfaction of certain conditions.

During the Covenant Relief Period, the Borrower’s ability to incur additional indebtedness and make investments, restricted payments and junior debt restricted payments is more limited. The Fifth Amendment permitted the Borrower to issue convertible notes, including the 2031 Convertible Notes (as defined below).

The Fifth Amendment modified the secured net leverage ratio that the Company must comply with during the Covenant Relief Period to increase the maximum secured net leverage ratio to (a) 5.50x for the test period ending December 31, 2025, (b) 5.25x for the test period ending March 31, 2026, (c) 5.00x for the test period ending June 30, 2026, (d) 4.50x for the test period ending September 30, 2026 and (e) 4.00x for the test period ending December 31, 2026. In addition, the Fifth Amendment lowered the interest coverage ratio that the Company must comply with to permit the interest coverage ratio as of the last day of any test period to be less than (a) on and prior to December 31, 2025, 1.50x, (b) on January 1, 2026 and on or prior to September 30, 2026, 1.75x and (c) on October 1, 2026 and thereafter, 2.00x. The Credit Agreement also includes (i) a minimum liquidity covenant requiring the Borrower not to permit its liquidity, measured as of the last business day of each calendar month commencing March 29, 2024, to be less than $15 million and (ii) an anti-cash hoarding covenant, which shall be effective only during the Covenant Relief Period, requiring the Borrower to have no more than $20 million of unrestricted cash on the last day of each calendar month when revolving loans or letters of credit are outstanding or on the date of borrowing of a revolving loan. The minimum liquidity covenant will not apply after the Covenant Relief Period ends. As of the date of this Quarterly Report on Form 10-Q, the Company was in compliance with its financial covenants.

The Company believes that its secured net leverage under the Credit Agreement is important to the understanding of the Company’s financial condition and liquidity. At March 31, 2026, the Company’s secured net leverage ratio was 3.45:1.00, compared to a maximum allowable ratio of 5.25:1.00, with such calculation set forth below:

(Thousands, except leverage ratio)	Trailing Twelve-Months
Beverage Solutions Segment Adjusted EBITDA	$82,172
Permissible credit agreement adjustments(1)	12,527
Trailing Twelve-Months Credit Agreement Adjusted EBITDA	$94,699

End of period:
Term loan facility	$142,188
Delayed draw term loan facility	44,375
Revolving credit facility	165,000
Letters of credit outstanding	1,980
Secured debt	353,543
Beverage Solutions unrestricted cash and cash equivalents	(26,771)
Secured net debt	$326,772

Beverage Solutions Credit Agreement secured net leverage ratio	3.45x

(1)	Consists primarily of pro forma run-rate impact of cost savings initiatives, as permitted by the Credit Agreement.

A reconciliation of trailing twelve-months Beverage Solutions Adjusted EBITDA is as follows:

(Thousands)
Year ended December 31, 2025	$68,481
Three months ended March 31, 2026	23,274
Three months ended March 31, 2025	(9,583)
Trailing Twelve-Months Beverage Solutions Adjusted EBITDA	$82,172

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “2029 Convertible Notes”), of which $50.0 million was from related parties (see Note 19). The 2029 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2029 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At March 31, 2026, the carrying value of the 2029 Convertible Notes was $71.7 million, of which $49.8 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the 2029 Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the 2029 Convertible Notes utilizing the effective interest rate method.

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

On November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 (the “2031 Convertible Notes”), of which $11.5 million was from related parties (see Note 19). The 2031 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2031 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At March 31, 2026, the carrying value of the 2031 Convertible Notes was $28.9 million, of which $11.1 million was from related parties.

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

The 2029 Convertible Notes and 2031 Convertible Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The 2029 Convertible Notes and 2031 Convertible Notes contain customary terms regarding events of default. If any event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, then each noteholder may, by written notice to the Company, declare the principal amount of, and all accrued and unpaid interest on, such noteholder’s 2029 Convertible Notes and/or 2031 Convertible Notes to become due and payable immediately. If an event of default involving certain events of bankruptcy, insolvency or reorganization occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2029 Convertible Notes and/or 2031 Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person.

International Debt and Lending Facilities

During 2025, Falcon renewed its working capital trade finance facility with multiple institutions, increasing the facility size from $75.0 million to $85.0 million on March 7, 2025 and from $85.0 million to $102.5 million on July 23, 2025. Most recently, Falcon renewed its working capital trade finance facility with multiple institutions on March 5, 2026, increasing its facility size from $102.5 million to $110.0 million. The facility remains uncommitted and repayable on demand, with certain of Falcon’s assets pledged as collateral against the facility. The facility will mature one year from inception. Borrowings under the facility bear interest at the borrower’s option at a rate equal to (a) Term SOFR plus a margin of 4.00% plus a liquidity premium set by the lender at the time of borrowing or (b) the Base Rate (determined by reference to the greatest of (i) the Prime Rate, as defined in the facility, at such time, (ii) one-half of 1.00% in excess of the Federal Funds Effective Rate, as defined in the facility, at such time, and (iii) Term SOFR for a one-month tenor in effect at such time plus 1.00%).

At March 31, 2026, there was $60.4 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of March 31, 2026.

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

At March 31, 2026, there was $6.4 million of outstanding borrowings under the facility, of which $5.4 million and $1.0 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of March 31, 2026.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted, and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. As of March 31, 2026, there were $99.8 million obligations outstanding under the Program.

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

During the three months ended March 31, 2026, the Company received cash proceeds of $78.6 million related to the sale of receivables under the Factoring Agreement, remitted approximately $85.5 million of customer payments to the Factor, and incurred approximately $0.3 million of fees associated with these sales, which are recorded within selling, general and administrative expense on the Condensed Consolidated Statements of Operations. At March 31, 2026, the Company held $9.1 million of customer payments that have yet to be remitted to the Factor, which is recorded within restricted cash on the Condensed Consolidated Balance Sheets.

Green Coffee Repurchase Program

The Company is party to a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At March 31, 2026 and December 31, 2025, the Company had a right, or obligation, to repurchase $7.1 million and $11.8 million, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Condensed Consolidated Statements of Cash Flows.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock not to exceed 5,000,000 Common Shares in the aggregate. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. During the three months ended March 31, 2026 and 2025, the Company had no sales of Common Shares under the ATM Program. As of March 31, 2026, there were 3,030,324 of remaining shares authorized to be sold under the ATM Program.

Current and Long-Term Liquidity

The Company’s Revolving Credit Facility, Term Loan Facility and Delayed Draw Term Loan Facility, as defined in Note 10, will mature on August 29, 2027 (the “Upcoming Maturity”). While the Upcoming Maturity is classified as long-term debt, net on the Condensed Consolidated Balance Sheet as of March 31, 2026, these obligations will transition to a current liability within the next four months. The Company has initiated refinancing discussions with a variety of potential partners to address the Upcoming Maturity. These efforts may include, but are not limited to, the amendment of the existing Credit Agreement, the issuance of new debt securities, or the pursuit of alternative equity or debt financing arrangements.

While the exact timing and final terms of such a refinancing are subject to market conditions and cannot be predicted with certainty, the Company expects to complete a refinancing or replacement of this obligation prior to the debt becoming due within one year. There is no assurance that these refinancing efforts will be successful or available on terms acceptable to the Company; however, the Company is actively engaged with financial advisors and prospective lenders to ensure sufficient liquidity is maintained to meet its obligations as they become due.

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

Future purchase obligations of $414.8 million as of March 31, 2026 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

At March 31, 2026, we had a right or obligation to repurchase $7.1 million of inventory associated with Repo Transactions, for which the liability is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Capital expenditures for the three months ended March 31, 2026 and 2025 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Three months ended March 31, 2026	$4,865	$1,785	$180	$269	$7,099
Three months ended March 31, 2025	$40,286	$51	$329	$625	$41,291

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 10, 2026.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

A description of legal proceedings can be found in Note 18 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements, included in this report at Part I, Item 1 - Financial Statements, and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business that were described under Item 1A “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 10, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c)

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Westrock Coffee Company
Date: May 7, 2026	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

Date: May 7, 2026	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)