Form 10-Q
period 2026-06-30
Westrock Coffee Co
filed 2026-08-06
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the Registrant had 97,627,387 shares of common stock, par value $0.01 per share, outstanding.

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

Westrock Coffee Company

FORM 10-Q

June 30, 2026

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$38,233	$49,875
Restricted cash	10,142	21,164
Accounts receivable, net of allowance for credit losses of $3,217 and $2,750, respectively	76,699	94,099
Inventories	167,522	199,802
Derivative assets	24,446	15,049
Prepaid expenses and other current assets	13,275	16,370
Total current assets	330,317	396,359

Property, plant and equipment, net	459,232	483,606
Goodwill	116,111	116,111
Intangible assets, net	103,268	107,141
Operating lease right-of-use assets	61,438	60,310
Other long-term assets	15,482	12,451
Total Assets	$1,085,848	$1,175,978

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current maturities of long-term debt	$22,594	$19,281
Short-term debt	55,810	82,640
Accounts payable	68,185	91,175
Supply chain finance program	97,532	96,594
Derivative liabilities	7,440	28,600
Accrued expenses and other current liabilities	90,192	95,340
Total current liabilities	341,753	413,630

Long-term debt, net	365,466	356,788
Convertible notes payable - related party, net	64,839	64,754
Deferred income taxes	11,492	10,160
Operating lease liabilities	59,375	58,146
Other long-term liabilities	866	865
Total liabilities	843,791	904,343

Commitments and contingencies (Note 18)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,511 shares and 23,511 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively, $11.50 liquidation value	273,330	273,503

Shareholders' Equity (Deficit)
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 97,627 shares and 96,866 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	976	969
Additional paid-in-capital	547,073	544,567
Accumulated deficit	(556,560)	(534,370)
Accumulated other comprehensive income (loss)	(22,762)	(13,034)
Total shareholders' equity (deficit)	(31,273)	(1,868)

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity (Deficit)	$1,085,848	$1,175,978

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2026	2025	2026	2025
Net sales	$305,658	$280,859	$614,483	$494,655
Costs of sales	267,910	239,464	530,967	424,187
Gross profit	37,748	41,395	83,516	70,468

Selling, general and administrative expense	35,973	53,931	73,819	94,275
Transaction, restructuring and integration expense	3,168	2,477	6,836	4,268
Loss (gain) on disposal of property, plant and equipment	(43)	—	1,053	7
Total operating expenses	39,098	56,408	81,708	98,550
Income (loss) from operations	(1,350)	(15,013)	1,808	(28,082)

Other (income) expense
Interest expense	12,990	13,119	26,517	25,718
Other, net	(117)	(2,692)	(606)	(2,970)
Loss before income taxes and equity in earnings from unconsolidated entities	(14,223)	(25,440)	(24,103)	(50,830)
Income tax expense (benefit)	(400)	(370)	1,564	1,458
Equity in (earnings) loss from unconsolidated entities	(166)	(3,507)	(3,477)	(3,507)
Net loss	$(13,657)	$(21,563)	$(22,190)	$(48,781)
Amortization (accretion) of Series A Convertible Preferred Shares	87	86	173	172
Net loss attributable to common shareholders	$(13,570)	$(21,477)	$(22,017)	$(48,609)

(Loss) earnings per common share:
Basic	$(0.14)	$(0.23)	$(0.23)	$(0.51)
Diluted	$(0.14)	$(0.23)	$(0.23)	$(0.51)

Weighted-average number of shares outstanding:
Basic	97,579	94,661	97,298	94,480
Diluted	97,579	94,661	97,298	94,480

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2026	2025	2026	2025
Net loss	$(13,657)	$(21,563)	$(22,190)	$(48,781)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	973	(35,998)	(9,749)	(36,766)
Foreign currency translation adjustment	5	(423)	21	(376)
Total other comprehensive income (loss)	978	(36,421)	(9,728)	(37,142)
Comprehensive (loss) income attributable to shareholders	(12,679)	(57,984)	(31,918)	(85,923)
Amortization of Series A Convertible Preferred Shares	87	86	173	172
Comprehensive loss attributable to common shareholders	$(12,592)	$(57,898)	$(31,745)	$(85,751)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at March 31, 2025	94,622	$946	$521,742	$(470,140)	$18,863	$71,411
Net income (loss)	—	—	—	(21,563)	—	(21,563)
Amortization of Series A Convertible Preferred Shares	—	—	86	—	—	86
Other comprehensive income (loss)	—	—	—	—	(36,421)	(36,421)
Equity-based compensation	86	1	4,749	—	—	4,750
Net share settlement of equity awards	—	—	(16)	—	—	(16)
Balance at June 30, 2025	94,708	$947	$526,561	$(491,703)	$(17,558)	$18,247

Balance at March 31, 2026	97,541	$976	$545,438	$(542,903)	$(23,740)	$(20,229)
Net income (loss)	—	—	—	(13,657)	—	(13,657)
Amortization of Series A Convertible Preferred Shares	—	—	87	—	—	87
Other comprehensive income (loss)	—	—	—	—	978	978
Equity-based compensation	86	—	1,565	—	—	1,565
Net share settlement of equity awards	—	—	(17)	—	—	(17)
Balance at June 30, 2026	97,627	$976	$547,073	$(556,560)	$(22,762)	$(31,273)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	94,221	$942	$519,878	$(442,922)	$19,584	$97,482
Net income (loss)	—	—	—	(48,781)	—	(48,781)
Amortization of Series A Convertible Preferred Shares	—	—	172	—	—	172
Other comprehensive income (loss)	—	—	—	—	(37,142)	(37,142)
Equity-based compensation	487	5	8,075	—	—	8,080
Net share settlement of equity awards	—	—	(1,564)	—	—	(1,564)
Balance at June 30, 2025	94,708	$947	$526,561	$(491,703)	$(17,558)	$18,247

Balance at December 31, 2025	96,866	969	544,567	(534,370)	(13,034)	(1,868)
Net income (loss)	—	—	—	(22,190)	—	(22,190)
Amortization of Series A Convertible Preferred Shares	—	—	173	—	—	173
Other comprehensive income (loss)	—	—	—	—	(9,728)	(9,728)
Equity-based compensation	761	7	3,289	—	—	3,296
Net share settlement of equity awards	—	—	(956)	—	—	(956)
Balance at June 30, 2026	97,627	$976	$547,073	$(556,560)	$(22,762)	$(31,273)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(22,190)	$(48,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,668	26,771
Equity-based compensation	3,296	8,080
Provision for credit losses	716	(22)
Amortization of deferred financing fees included in interest expense	2,488	1,755
Write-off of unamortized deferred financing fees	168	137
Loss on disposal of property, plant and equipment	1,053	7
Gain on de-consolidation of Rwanda Trading Company	—	(2,291)
Mark-to-market adjustments	(4,517)	(3,514)
Foreign currency transactions	—	(141)
Deferred income tax expense (benefit)	1,316	1,458
Equity in (earnings) loss from unconsolidated entities	(3,477)	(3,507)
Other	522	769
Change in operating assets and liabilities:
Accounts receivable	8,720	12,154
Inventories	34,544	(43,345)
Derivative assets and liabilities	(38,038)	(8,388)
Prepaid expense and other assets	5,828	1,520
Accounts payable	(21,505)	10,931
Accrued liabilities and other	12,306	17,334
Net cash provided by (used in) operating activities	14,898	(29,073)
Cash flows from investing activities:
Additions to property, plant and equipment	(13,605)	(61,826)
Additions to intangible assets	(49)	(40)
Proceeds from sale of equity method investments and non-marketable securities	—	500
Acquisition of equity method investments and non-marketable securities, inclusive of cash contributed	—	(2,952)
Proceeds from sale of property, plant and equipment	361	316
Proceeds from deferred purchase price of sold trade receivables	7,964	—
Net cash used in investing activities	(5,329)	(64,002)
Cash flows from financing activities:
Payments on debt	(75,616)	(46,799)
Proceeds from debt	60,344	131,373
Payments on supply chain financing program	(96,804)	(79,847)
Proceeds from supply chain financing program	97,742	99,309
Payment of debt issuance costs	(1,736)	(2,354)
Net proceeds from (repayments of) repurchase agreements	(7,285)	9,769
Net change in unremitted cash collections from servicing factored receivables	(7,918)	—
Payment for taxes for net share settlement of equity awards	(956)	(1,564)
Net cash (used in) provided by financing activities	(32,229)	109,887
Effect of exchange rate changes on cash	(4)	(52)
Net increase (decrease) in cash and cash equivalents and restricted cash	(22,664)	16,760
Cash and cash equivalents and restricted cash at beginning of period	71,039	35,564
Cash and cash equivalents and restricted cash at end of period	$48,375	$52,324

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$6,307	$10,259
Amounts obtained as beneficial interest in sold trade receivables	7,603	1,842

The total cash and cash equivalents and restricted cash at June 30, 2026 and 2025 is as follows:

(Thousands)	June 30, 2026	June 30, 2025
Cash and cash equivalents	$38,233	$43,956
Restricted cash	10,142	8,368
Total	$48,375	$52,324

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

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform with the current period financial statements presentation, and the accompanying notes thereto. These reclassifications had no effect on previously reported total assets, total liabilities, shareholders’ equity (deficit), net income (loss) or cash flows. On April 20, 2026, the Company appointed A. Wellford Tabor to its Board of Directors. Mr. Tabor is Head of Direct Investments and a Managing Director of HF Capital, LLC, the managing member of HF Direct Investments Pool, LLC, a greater than 10% holder of the Company’s outstanding common stock. Mr. Tabor owns $2.0 million of the Company’s 5.00% convertible senior notes due 2029 and $2.0 million of the Company’s 5.00% convertible senior notes due 2031. As a result of this appointment, transactions with Mr. Tabor are now classified as related party transactions. To provide comparable presentation, the Company has reclassified $3.9 million of long-term debt, net to convertible notes payable – related party, net in the Condensed Consolidated Balance Sheet as of December 31, 2025. In addition, the Company has updated the footnote disclosures in Notes 10 and 19 to include transactions with Mr. Tabor as of December 31, 2025 and for the six months ended June 30, 2026.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company is dependent on borrowings under its Credit Agreement (as defined herein) and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that projected cash flow from operations, including current projections of the timing and amount of cash flows to be generated from our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”) and available borrowings under its Credit Agreement, as amended, will be sufficient to fund operations and to maintain covenant compliance for at least the next twelve months. However, during the six months ended June 30, 2026, the Company incurred net losses of $22.2 million. If we are unable to achieve our profitability growth projections and maintain our covenant leverage ratio and interest coverage requirements, as a result of, for example, experiencing any adverse impact of changes or further delays in the estimated timing and/or volume of products to be produced in our Conway Facility over the next twelve months, and generate sufficient cash flows from operations, it may restrict our liquidity and capital resources and our ability to maintain compliance with our financial covenants.

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

Activity in the allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2026	2025	2026	2025
Balance at beginning of period	$3,181	$1,808	$2,750	$3,995
Charged to selling, general and administrative expense	209	143	716	(22)
Write-offs, net	(173)	(427)	(249)	(2,449)
Total	$3,217	$1,524	$3,217	$1,524

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

During the six months ended June 30, 2026, the Company received cash proceeds of $152.4 million related to the sale of receivables under the Factoring Agreement, remitted approximately $159.3 million of customer payments to the Factor, and incurred approximately $0.8 million of fees associated with these sales, which are recorded within selling, general and administrative expense on the Condensed Consolidated Statements of Operations. At June 30, 2026 and December 31, 2025, the Company held $5.8 million and $13.8 million, respectively, of customer payments that have yet to be remitted to the Factor, which is recorded within restricted cash on the Condensed Consolidated Balance Sheets. At June 30, 2026 and December 31, 2025, there was $1.3 million and $1.2 million, respectively, of Deferred Purchase Price (as defined in the Factoring Agreement) on the sold receivables, recorded within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Cash received from the initial sale of receivables under the Factoring Agreement is classified within operating activities, and cash received from any Deferred Purchase Price is classified within investing activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Inventories are stated at the lower of cost, determined on the average cost method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and manufacturing overhead costs.

Within our Sustainable Sourcing & Traceability (“SS&T”) segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2026, we recognized $3.0 million and $2.3 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts. For the three and six months ended June 30, 2025, we recognized $9.2 million and $10.7 million of net unrealized losses, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The

Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. At June 30, 2026 and December 31, 2025, there were $97.5 million and $96.6 million of obligations outstanding under the Program, respectively.

Green Coffee Repurchase Program

The Company is party to a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At June 30, 2026 and December 31, 2025, the Company had a right, or obligation, to repurchase $3.5 million and $11.8 million, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Condensed Consolidated Statements of Cash Flows.

Equity Method Investments

On April 1, 2025, the Company entered into an agreement with ECOM that combined Westrock’s and ECOM’s Rwandan export operations. As of June 30, 2026, Westrock holds a 49.9% equity method investment in the joint venture with a balance of $10.0 million, which is reported in other long-term assets on the Condensed Consolidated Balance Sheets. As of December 31, 2025, Westrock’s balance in the joint venture was $6.5 million. Our proportionate share of the income or loss of the joint venture is reported in equity in (earnings) loss from unconsolidated entities on the Condensed Consolidated Statements of Operations and is reported in the results of our SS&T segment.

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

The effective income tax rates for the six months ended June 30, 2026 and 2025 were (7.6)% and (3.1)%, respectively.  The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to the effect of cross-border tax laws (specifically, net controlled foreign corporation tested income) and an increase in the valuation allowance against domestic deferred tax assets.  The effective tax rate for the six months ended June 30, 2026 differs from the effective tax rate for the same period in 2025 primarily due to the size of the Company's ordinary income (loss) in the periods relative to rate impacting items.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law in the United States. The Act contains several provisions related to income taxes, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and restoration of the favorable tax treatment for certain business provisions, including the interest limitation under Section 163(j). The legislation has multiple effective dates, with certain provisions that went into effect in 2025 and others that will be implemented through 2026. The effects of the Act were incorporated into our income tax provision for the three and six months ended June 30, 2026, and there was no material impact. We will continue to evaluate the impacts of the Act and do not expect the Act to have a material impact to our total tax provision.

Recently adopted accounting pronouncements

ASU 2025-06 – Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40)

On September 18, 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-06 “Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40)” (“ASU 2025-06”). ASU 2025-06 removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. ASU 2025-06 will be effective for annual and interim periods beginning after December 15, 2027, and can be applied on a prospective, modified prospective, or retrospective basis. During the quarter ended June 30, 2026 the Company elected to early adopt ASU 2025-06 and applied the amendment to the beginning of the annual reporting period, January 1, 2026. The Company elected to apply the amendments prospectively to eligible software costs incurred on or after the adoption date, including costs incurred for in-process projects. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfer to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales on our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2026, we recorded $3.5 million of net unrealized losses and $2.3 million of net unrealized gains, respectively, within costs of sales. For the three and six months ended June 30, 2025, we recorded $10.6 million and $14.2 million of net unrealized gains, respectively, within costs of sales.

For the three and six months ended June 30, 2026, the Company recognized $61.8 million and $131.3 million in revenues under ASC 815, respectively, and for the three and six months ended June 30, 2025, the Company recognized $72.4 million and $122.0 million in revenues under ASC 815, respectively, which are reported within the Company’s SS&T segment.

Contract Estimates

The nature of the Company’s contracts gives rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $2.0 million and $1.4 million at June 30, 2026 and December 31, 2025, respectively. Other accrued deductions were $1.7 million and $1.4 million at June 30, 2026 and December 31, 2025, respectively, and are included as a reduction to accounts receivable, net in the Condensed Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company did not have any material contract liabilities as of June 30, 2026 or December 31, 2025. Revenue recognized during the three and six months ended June 30, 2026, that was included in the contract liabilities balance as of December 31, 2025, was not material. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At June 30, 2026 and December 31, 2025, accounts receivable, net included $80.0 million and $97.0 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of June 30, 2026 and December 31, 2025, no costs were capitalized as all arrangements were less than a year.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2026	2025	2026	2025
Coffee & tea	$161,377	$153,966	$337,797	$274,633
Flavors, extracts & ingredients	82,040	53,980	144,650	97,229
Other	453	868	745	1,031
Green coffee	61,788	72,045	131,291	121,762
Net sales	$305,658	$280,859	$614,483	$494,655

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2026	2025	2026	2025
United States	$254,406	$216,169	$505,514	$385,485
All other countries	51,252	64,690	108,969	109,170
Net sales	$305,658	$280,859	$614,483	$494,655

For the three and six months ended June 30, 2026 and 2025, other than the United States, no country accounted for more than 10 percent of our consolidated net sales.

Note 5. Inventories

The following table summarizes inventories as of June 30, 2026 and December 31, 2025:

(Thousands)	June 30, 2026	December 31, 2025
Raw materials	$57,472	$86,231
Finished goods	43,273	38,236
Green coffee	66,777	75,335
Total inventories	$167,522	$199,802

Green coffee inventories represent green coffee held for resale. At June 30, 2026 and December 31, 2025, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 6. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of June 30, 2026 and December 31, 2025:

(Dollars in Thousands)	Depreciable Lives	June 30, 2026	December 31, 2025
Land		$5,160	$5,160
Buildings	10-40 years	182,611	182,653
Leasehold improvements(1)		12,480	12,471
Plant equipment	3-15 years	383,742	360,576
Vehicles and transportation equipment	3-5 years	190	301
IT systems	3-7 years	14,069	13,271
Furniture and fixtures	3-10 years	7,621	7,612
Customer beverage equipment(2)	3-5 years	15,015	22,669
Lease right-of-use assets(3)		60	60
Construction in progress and equipment deposits		7,946	27,132
		628,894	631,905
Less: accumulated depreciation		(169,662)	(148,299)
Property, plant and equipment, net		$459,232	$483,606

1 – Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 – Customer beverage equipment consists of brewers held on site at customer locations.

3 – Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three and six months ended June 30, 2026 was $15.2 million and $29.8 million, respectively, and depreciation expense for the three and six months ended June 30, 2025 was $13.0 million and $22.8 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at June 30, 2026 are expected to be in production use.

Note 7. Goodwill

The following table reflects the carrying amount of goodwill as of June 30, 2026 and December 31, 2025:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2025
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at June 30, 2026
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 8. Intangible Assets, Net

The following table summarizes intangible assets, net as of June 30, 2026 and December 31, 2025:

	June 30, 2026
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(45,761)	$102,887
Software	1,356	(975)	381
Intangible assets, net	$150,004	$(46,736)	$103,268

	December 31, 2025
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(41,907)	$106,741
Favorable lease asset	220	(220)	—
Software	1,307	(907)	400
Intangible assets, net	$150,175	$(43,034)	$107,141

Amortization expense of intangible assets was $1.9 million and $3.9 million for the three and six months ended June 30, 2026, respectively, and amortization expense of intangible assets was $2.0 million and $3.9 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the weighted average useful life for definite-lived intangibles is approximately 20 years.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	June 30, 2026	December 31, 2025
Right-of-use operating lease assets	Operating lease right-of-use assets	$61,438	$60,310
Operating lease liabilities - current	Accrued expenses and other current liabilities	5,344	4,908
Operating lease liabilities - noncurrent	Operating lease liabilities	59,375	58,146

During the six months ended June 30, 2026 and 2025, the Company obtained approximately $4.1 million and $1.2 million, respectively, of right-of-use operating lease assets in exchange for lease obligations.

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs for the three and six months ended June 30, 2026 and 2025, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2026	2025	2026	2025
Operating lease cost	$2,668	$2,536	$5,330	$5,012
Short-term lease cost	357	361	718	567
Total	$3,025	$2,897	$6,048	$5,579

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted-average discount rate	7.7%	7.8%
Weighted-average remaining lease term	10.9 years	11.4 years

Supplemental cash flow information about the Company’s leases as of June 30, 2026 and 2025, respectively, is as follows:

	Six Months Ended June 30,
(Thousands)	2026	2025
Cash paid related to operating lease liabilities	$4,928	$4,564

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of June 30, 2026.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2026 are as follows:

(Thousands)
2026	$4,764
2027	9,773
2028	8,996
2029	8,914
2030	7,052
Thereafter	58,645
Total future minimum lease payments	98,144
Less: imputed interest	(33,425)
Present value of minimum lease payments	$64,719

Note 10. Debt

Our long-term debt at June 30, 2026 and December 31, 2025 is as follows:

(Thousands)	June 30, 2026	December 31, 2025
Term loan facility	$138,906	$145,469
Delayed draw term loan facility	43,438	45,313
Revolving credit facility	165,000	145,000
Convertible notes payable	102,000	102,000
International trade finance lines	55,810	82,640
International notes payable	6,360	6,360
Other loans	3	7
Total debt	511,517	526,789
Unamortized debt costs	(2,808)	(3,326)
Current maturities of long-term debt	(22,594)	(19,281)
Convertible notes payable - related party, net	(64,839)	(64,754)
Short-term debt	(55,810)	(82,640)
Long-term debt, net	$365,466	$356,788

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

At June 30, 2026, we had $165.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 7.2%, and we had $2.0 million of standby letters of credit outstanding. At June 30, 2026, the interest rate applicable to our Term Loan Facility was 7.2% and the interest rate applicable to our Delayed Draw Term Loan Facility was 7.1%.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $4.2 million (1.875% of the original principal balance), increasing to approximately $5.6 million (2.5% of the original principal balance) on December 31, 2026, through the maturity date.

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

On June 30, 2026, the Company entered into Amendment No. 6 (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment extends the maturity date of approximately $360.7 million of the loans and commitments under its credit facilities from August 29, 2027 to November 29, 2028 and makes certain restricted payments subject to the secured net leverage ratio being no greater than 3.75x and liquidity being no less than $25.0 million, in each case on a pro forma basis. Approximately $25.8 million of the loans and commitments under its credit facilities will continue to mature on August 29, 2027. In connection with the Sixth Amendment, Texas Capital Bank has also become a lender.

In addition, on June 30, 2026, the Borrower elected to terminate the Covenant Relief Period under the Credit Agreement prior to its scheduled expiration on October 1, 2026. As a result, the applicable margin on any loans will decrease, certain restrictions limited to the covenant relief period will no longer apply, and the maximum permitted secured net leverage ratio under the secured net leverage ratio financial covenant decreased from 5.00x to 4.00x for the test period ended June 30, 2026, and from 4.50x to 4.00x for the test period ending September 30, 2026. As of the date of this Quarterly Report on Form 10-Q, the Company was in compliance with its financial covenants.

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “2029 Convertible Notes”), of which $52.0 million was from related parties (see Note 19). The 2029 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2029 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At June 30, 2026, the carrying value of the 2029 Convertible Notes was $71.7 million, of which $51.8 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the 2029 Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the 2029 Convertible Notes utilizing the effective interest rate method.

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

On November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 (the “2031 Convertible Notes,” and together with the 2029 Convertible Notes, the “Convertible Notes”), of which $13.5 million was from related parties (see Note 19). The 2031 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2031 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At June 30, 2026, the carrying value of the 2031 Convertible Notes was $29.0 million, of which $13.0 million was from related parties.

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

At June 30, 2026, there was $55.8 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of June 30, 2026.

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

At June 30, 2026, there was $6.4 million of outstanding borrowings under the facility, of which $4.9 million and $1.5 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of June 30, 2026.

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

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares outstanding at June 30, 2026 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three and six months ended June 30, 2026, the Company recorded $0.1 million and $0.2 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares. For the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.2 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the six months ended June 30, 2026 and 2025.

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

The notional amount for the coffee futures contracts, commodity swaps and coffee options that were designated and qualified for our commodity cash flow hedging program was 22.4 million pounds and 116.8 million pounds as of June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026, the Company purchased coffee futures contracts, commodity swaps and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 16.4 million pounds and 141.1 million pounds, respectively. During the three and six months ended June 30, 2025, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 53.3 million pounds and 99.9 million pounds, respectively.

Approximately $9.5 million and $33.4 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026, respectively. Approximately $12.1 million and $22.3 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the estimated amount of net losses reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $23.1 million.

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

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$49	$—
Commodity swaps	Derivative assets	1,617	—
Options contracts(2)	Derivative assets	1,304	—
Total		$2,970	$—

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$21,476	$15,049
Total		21,476	15,049
Total derivative assets		$24,446	$15,049

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative liabilities	$—	$110
Commodity swaps	Derivative liabilities	—	8,235
Options contracts(2)	Derivative liabilities	—	17,906
Total		$—	$26,251

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$7,440	$2,349
Total derivative liabilities		$7,440	$28,600

1 – The fair value of coffee futures contracts excludes amounts related to margin accounts.

2 – Options contracts include counterparty netting.

The following table presents the pre-tax net gains and losses for our derivative instruments for the three and six months ended June 30, 2026 and 2025, respectively:

		Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	Statement of Operations Location	2026	2025	2026	2025
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$9,510	$12,121	$33,409	$22,283

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$(3,533)	$10,596	$2,253	$14,190

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at June 30, 2026:

	June 30, 2026
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$66,777	$—	$66,777
Coffee futures contracts	49	—	—	49
Commodity swaps	—	1,617	—	1,617
Options contracts(1)	1,304	—	—	1,304
Forward purchase and sales contracts	—	21,476	—	21,476
Total	$1,353	$89,870	$—	$91,223

Liabilities:
Forward purchase and sales contracts	—	7,440	—	7,440
Total	$—	$7,440	$—	$7,440

1 – Options contracts include counterparty netting.

The following table summarizes the fair value of financial instruments at December 31, 2025:

	December 31, 2025
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$75,335	$—	$75,335
Forward purchase and sales contracts	—	15,049	—	15,049
Total	$—	$90,384	$—	$90,384

Liabilities:
Coffee futures contracts	$110	$—	$—	$110
Commodity swaps	—	8,235	—	8,235
Options contracts(1)	1,106	16,800	—	17,906
Forward purchase and sales contracts	—	2,349	—	2,349
Total	$1,216	$27,384	$—	$28,600

1 – Options contracts include counterparty netting.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, supply chain finance program obligations, inventory repurchase obligations, convertible notes payable, short-term debt and long-term debt. The carrying amount of cash, accounts receivable, accounts payable, short-term debt and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of June 30, 2026, as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

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

The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at amortized cost. The estimated fair value of the Convertible Notes as of June 30, 2026 was $69.1 million and $50.0 million, respectively, and was determined using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three and six months ended June 30, 2026 or 2025, requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

At June 30, 2026, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Condensed Consolidated Balance Sheets. As of June 30, 2026, there have been no adjustments, upward or downward, to the carrying value.

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2026	2025	2026	2025
Unrealized gain (loss) on derivative instruments:
Balance at beginning of period	$(24,058)	$18,095	$(13,336)	$18,863
Other comprehensive income (loss) before reclassifications	10,588	(23,945)	23,676	(14,567)
Amounts reclassified from accumulated comprehensive income	(9,510)	(12,121)	(33,409)	(22,283)
Tax effect	(105)	68	(16)	84
Balance at end of period	(23,085)	(17,903)	(23,085)	(17,903)
Foreign currency translation adjustment
Balance at beginning of period	318	768	302	721
Other comprehensive income (loss) before reclassifications	—	17	17	64
Amounts reclassified from accumulated comprehensive income	5	(440)	4	(440)
Tax effect	—	—	—	—
Balance at end of period	323	345	323	345
Accumulated other comprehensive income (loss) at end of period	$(22,762)	$(17,558)	$(22,762)	$(17,558)

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

The Company recognizes equity-based compensation expense, for its RSU awards, in an amount equal to the grant-date fair value of the respective award. The fair value of service-based RSUs and performance-based RSUs is based on the closing price of the Company’s common stock on the grant date. For market-based RSUs granted during the six months ended June 30, 2026, the Company estimated the fair value of the market-based RSUs on the grant date using a Monte Carlo simulation model with the following assumptions: (i) expected term of 2.6 years, (ii) expected volatility of 54.0% and (iii) risk-free interest rate of 4.0%.

Compensation costs associated with service-based RSUs and performance-based RSUs are recognized only for those awards that ultimately vest, whereas compensation costs associated with market-based RSUs are recognized even if the market condition is never satisfied.

During the six months ended June 30, 2026, the Company granted 1.6 million RSUs with an aggregate fair value of $13.2 million to certain employees and non-employee directors under the 2022 Equity Plan. As of June 30, 2026, there were 3.7 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the six months ended June 30, 2026:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
		Weighted-Average		Weighted-Average		Weighted-Average
		Fair Value at		Fair Value at		Fair Value at
	Units	Grant Date	Units	Grant Date	Units	Grant Date
Outstanding at December 31, 2025	1,585,589	$9.48	557,466	$7.01	557,500	$4.52
Granted	1,089,016	7.91	—	—	475,945	9.55
Forfeited	(66,703)	9.11	(20,859)	7.01	(28,117)	4.52
Vested	(798,652)	9.90	(183,726)	7.01	—	—
Outstanding at June 30, 2026	1,809,250	$8.37	352,881	$7.01	1,005,328	$6.90

Note 16. Earnings per Share

Westrock Series A Preferred Shares and our service-based RSUs issued under our 2022 Equity Plan are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as Common Shares. As participating securities, we include these instruments in the computation of earnings per share under the two-class method described in ASC 260 Earnings per Share (“ASC 260”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2026	2025	2026	2025
Restricted stock units	1,120	1,947	1,271	2,147
Options	1,004	1,255	1,028	1,255
If-converted securities	37,651	34,671	40,952	34,568

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2026	2025	2026	2025
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(13,570)	$(21,477)	$(22,017)	$(48,609)
Denominator:
Weighted-average common shares outstanding - basic	97,579	94,661	97,298	94,480
Basic earnings (loss) per common share	$(0.14)	$(0.23)	$(0.23)	$(0.51)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(13,570)	$(21,477)	$(22,017)	$(48,609)
Net income (loss) attributable to common shareholders - diluted	$(13,570)	$(21,477)	$(22,017)	$(48,609)
Denominator:
Weighted-average common shares outstanding - basic	97,579	94,661	97,298	94,480
Weighted-average common shares outstanding - diluted	97,579	94,661	97,298	94,480

Diluted (loss) earnings per common share	$(0.14)	$(0.23)	$(0.23)	$(0.51)

Note 17. Segment Information

Our two operating segments, Beverage Solutions and SS&T, are evaluated using Segment Adjusted EBITDA, which is a segment performance measure. We define Segment Adjusted EBITDA as net (loss) income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense and the impact, which may be recurring in nature, of transaction, restructuring and integrations costs, impairment charges, changes in fair value of warrant liabilities, non-cash mark-to-market adjustments, certain non-capitalizable costs necessary to place the Conway Facility into commercial production, certain recurring operating costs related to the scale-up of operations of the Conway Facility, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, and other similar or infrequent items (although we may not have had such charges in the periods presented).

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

Selected financial data, including a reconciliation of total reportable segments’ Segment Adjusted EBITDA to loss before income taxes and equity in earnings from unconsolidated entities, is presented below for the periods indicated:

	Three Months Ended June 30, 2026
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$243,870	$61,788	$305,658

Segment Adjusted EBITDA	22,167	1,959	24,126
Less:
Interest expense			12,990
Depreciation and amortization			17,104
Transaction, restructuring and integration expense			3,168
Equity-based compensation			1,565
Conway extract and ready-to-drink facility pre-production costs			49
Conway extract and ready-to-drink facility scale up operating costs			2,829
Mark-to-market adjustments			565
(Gain) loss on disposal of property, plant and equipment			(43)
Other			122
Loss before income taxes and equity in earnings from unconsolidated entities			$(14,223)

Total assets	955,955	129,893	1,085,848

(1)	Excludes $0.4 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Three Months Ended June 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$208,814	$72,045	$280,859

Segment Adjusted EBITDA	19,670	3,315	22,985
Less:
Interest expense			13,119
Depreciation and amortization			15,016
Transaction, restructuring and integration expense			2,477
Equity-based compensation			4,750
Conway extract and ready-to-drink facility pre-production costs			9,072
Conway extract and ready-to-drink facility scale up operating costs			7,647
Mark-to-market adjustments			(1,441)
(Gain) loss on disposal of property, plant and equipment			—
Other			(2,215)
Loss before income taxes and equity in earnings from unconsolidated entities			$(25,440)

Total assets	1,027,048	130,429	1,157,477

(1)	Excludes $2.6 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Six Months Ended June 30, 2026
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$483,192	$131,291	$614,483

Segment Adjusted EBITDA	45,441	8,419	53,860
Less:
Interest expense			26,517
Depreciation and amortization			33,668
Transaction, restructuring and integration expense			6,836
Equity-based compensation			3,296
Conway extract and ready-to-drink facility pre-production costs			327
Conway extract and ready-to-drink facility scale up operating costs			6,595
Mark-to-market adjustments			(4,517)
(Gain) loss on disposal of property, plant and equipment			1,053
Other			4,188
Loss before income taxes and equity in earnings from unconsolidated entities			$(24,103)

Total assets	955,955	129,893	1,085,848

(1)	Excludes $0.5 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Six Months Ended June 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$372,893	$121,762	$494,655

Segment Adjusted EBITDA	29,253	5,243	34,496
Less:
Interest expense			25,718
Depreciation and amortization			26,771
Transaction, restructuring and integration expense			4,268
Equity-based compensation			8,080
Conway extract and ready-to-drink facility pre-production costs			13,520
Conway extract and ready-to-drink facility scale up operating costs			10,935
Mark-to-market adjustments			(3,514)
(Gain) loss on disposal of property, plant and equipment			7
Other			(459)
Loss before income taxes and equity in earnings from unconsolidated entities			$(50,830)

Total assets	1,027,048	130,429	1,157,477

(1)	Excludes $6.5 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Significant segment expense for our reportable segments is presented below for the periods indicated:

	Three Months Ended June 30, 2026
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$243,870	$61,788
Less:
Costs of sales	196,263	56,511
Employee related(1)	13,248	2,151
Information technology	1,747	n/a
Advertising & marketing	601	n/a
Professional fees	2,719	n/a
Corporate insurance	1,650	n/a
Freight	2,633	n/a
Other segment expense(2)	2,842	1,167
Segment Adjusted EBITDA	$22,167	$1,959

(1)	Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.
(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Three Months Ended June 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$208,814	$72,045
Less:
Costs of sales	163,565	66,378
Employee related(1)	14,082	1,909
Information technology	1,675	n/a
Advertising & marketing	737	n/a
Professional fees	2,429	n/a
Corporate insurance	1,338	n/a
Freight	2,992	n/a
Other segment expense(2)	2,326	443
Segment Adjusted EBITDA	$19,670	$3,315

(1)

Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.

(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Six Months Ended June 30, 2026
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$483,192	$131,291
Less:
Costs of sales	386,659	120,292
Employee related(1)	27,901	4,305
Information technology	3,518	n/a
Advertising & marketing	1,087	n/a
Professional fees	5,095	n/a
Corporate insurance	3,278	n/a
Freight	5,052	n/a
Other segment expense(2)	5,161	(1,725)
Segment Adjusted EBITDA	$45,441	$8,419

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

We have future purchase obligations of $292.3 million as of June 30, 2026 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

At June 30, 2026, we had a right or obligation to repurchase $3.5 million of inventory associated with Repo Transactions, for which the liability is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 19. Related Party Transactions

In February 2024, the Company sold and issued the 2029 Convertible Notes (see Note 10) to Westrock Group, LLC (an affiliate of Scott Ford, the Company’s Chief Executive Officer and a member of the board of directors of the Company, “Westrock Group”), Wooster Capital, LLC (an affiliate of Joe Ford, chairman of the board of directors), A. Wellford Tabor, a member of the board of directors of the Company, and HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), each a related party.

In November 2025, the Company sold and issued the 2031 Convertible Notes (see Note 10) to HF Direct Investments Pool, LLC (a holder of more than 10% of the outstanding Common Shares), Jeffrey H. Fox Revocable Trust (an affiliate of Jeffrey H. Fox, a member of the board of directors of the Company), and A. Wellford Tabor, a member of the board of directors of the Company, each a related party.

The Condensed Consolidated Financial Statements reflect the following transactions with related parties:

(Thousands)	June 30, 2026	December 31, 2025
Accrued expenses and other current liabilities
Westrock Group	$375	$383
Wooster Capital	94	96
HF Direct Investments Pool, LLC	657	558
Jeffrey H. Fox Revocable Trust	28	12
A. Wellford Tabor	75	54
Total	$1,229	$1,103

(Thousands)	June 30, 2026	December 31, 2025
Convertible notes payable - related party, net:
Westrock Group	$20,000	$20,000
Wooster Capital	5,000	5,000
HF Direct Investments Pool, LLC	35,000	35,000
Jeffrey H. Fox Revocable Trust	1,500	1,500
A. Wellford Tabor	4,000	4,000
Total	65,500	65,500
Unamortized debt costs	(661)	(746)
Total	$64,839	$64,754

	Six Months Ended June 30,
(Thousands)	2026	2025
Interest expense:
Westrock Group	$503	$503
Wooster Capital	126	126
HF Direct Investments Pool, LLC	880	628
Jeffrey H. Fox Revocable Trust	38	—
A. Wellford Tabor	101	50
Total	$1,648	$1,307

In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft, and its portion of shared administrative expenses. For the three and six months ended June 30, 2026, the Company recognized expenses of $0.4 million and $0.5 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company recognized expenses of $0.2 million and $0.2 million, respectively, for such items. At June 30, 2026 and December 31, 2025, we had $0.1 million payable and $0.1 million payable to Westrock Group, respectively, related to such items.

During the three and six months ended June 30, 2026, Falcon purchased $0.1 million and $9.4 million of green coffee from the Rwandan JV, in which the Company has a 49.9% interest. For the three and six months ended June 30, 2025, Falcon purchased $0.3 million of green coffee from the Rwandan JV. At June 30, 2026 and December 31, 2025, the Condensed Consolidated Balance Sheet included $1.2 million and $4.8 million in inventory that was purchased from the Rwandan JV, respectively. At June 30, 2026 and December 31, 2025, Falcon had $0.3 million and $1.2 million payable to the Rwandan JV, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2026. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2025 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2026.

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

Significant Developments

Credit Agreement Amendments

On June 30, 2026, the Company entered into Amendment No. 6 (the “Sixth Amendment”) to its Credit Agreement, as defined in the section titled Liquidity and Capital Resources below. The Sixth Amendment extends the maturity date of approximately $360.7 million of the loans and commitments under our credit facilities from August 29, 2027 to November 29, 2028 and makes certain restricted payments subject to the secured net leverage ratio being no greater than 3.75x and liquidity being no less than $25.0 million, in each case on a pro forma basis. Approximately $25.8 million of the loans and commitments under our credit facilities will continue to mature on August 29, 2027. In connection with the Sixth Amendment, Texas Capital Bank has also become a lender.

In addition, on June 30, 2026, the Borrower elected to terminate the Covenant Relief Period, as defined in the section titled Liquidity and Capital Resources below, under the Credit Agreement prior to its scheduled expiration on October 1, 2026. As a result, the applicable margin on any loans will decrease, certain restrictions limited to the covenant relief period will no longer apply, and the maximum permitted secured net leverage ratio under the secured net leverage ratio financial covenant decreased from 5.00x to 4.00x for the test period ended June 30, 2026, and from 4.50x to 4.00x for the test period ending September 30, 2026. As of the date of this Quarterly Report on Form 10-Q, the Company was in compliance with its financial covenants.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Dollars in Thousands)	June 30, 2026	Revenues	June 30, 2025	Revenues
Net sales	$305,658	100.0%	$280,859	100.0%
Costs of sales	267,910	87.7%	239,464	85.3%
Gross profit	37,748	12.3%	41,395	14.7%

Selling, general and administrative expense	35,973	11.8%	53,931	19.2%
Transaction, restructuring and integration expense	3,168	1.0%	2,477	0.9%
Loss (gain) on disposal of property, plant and equipment	(43)	(0.0)%	—	0.0%
Total operating expenses	39,098	12.8%	56,408	20.1%
Income (loss) from operations	(1,350)	(0.4)%	(15,013)	(5.3)%

Other (income) expense
Interest expense	12,990	4.2%	13,119	4.7%
Other, net	(117)	(0.0)%	(2,692)	(1.0)%
Loss before income taxes and equity in earnings from unconsolidated entities	(14,223)	(4.7)%	(25,440)	(9.1)%
Income tax expense (benefit)	(400)	(0.1)%	(370)	(0.1)%
Equity in (earnings) loss from unconsolidated entities	(166)	(0.1)%	(3,507)	(1.2)%
Net loss	$(13,657)	(4.5)%	$(21,563)	(7.7)%
Amortization of Series A Convertible Preferred Shares	87	0.0%	86	0.0%
Net loss attributable to common shareholders	$(13,570)	(4.4)%	$(21,477)	(7.6)%

Net Sales

	Three Months Ended June 30,
(Thousands)	2026	2025
Beverage Solutions	$243,870	$208,814
Sustainable Sourcing & Traceability(1)	61,788	72,045
Total net sales	$305,658	$280,859
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $243.9 million for the three months ended June 30, 2026, increasing 16.8% compared to $208.8 million for the three months ended June 30, 2025. The increase was primarily due to a $28.1 million increase in the sale of flavors, extracts & ingredients products driven by a 66.6% increase in can volumes and the ramp up of glass bottle production during 2026. In addition, sales of coffee and tea products grew $7.4 million.

Net Sales from our SS&T segment, net of intersegment revenues, were $61.8 million for the three months ended June 30, 2026, decreasing 14.2% compared to $72.0 million for the three months ended June 30, 2025, driven primarily by a decrease in sales volume of 10.8%.

Costs of Sales

	Three Months Ended June 30,
(Thousands)	2026	2025
Beverage Solutions	$210,833	$174,528
Sustainable Sourcing & Traceability	57,077	64,936
Total costs of sales	$267,910	$239,464

In our Beverage Solutions segment, costs of sales increased $36.3 million to $210.8 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in costs of sales was primarily driven by an increase in sales volumes for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

In our SS&T segment, costs of sales decreased $7.9 million to $57.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease is primarily due to a decrease in green coffee sales volume. Costs of sales in our SS&T segment for the three months ended June 30, 2026 included $0.6 million of net unrealized losses on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $1.4 million of net unrealized gains for the three months ended June 30, 2025.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2026		2025
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$32,890	13.5%	$51,661	24.7%
Sustainable Sourcing & Traceability	3,083	5.0%	2,270	3.2%
Total selling, general and administrative expense	$35,973	11.8%	$53,931	19.2%

Total selling, general and administrative expenses in our Beverage Solutions segment decreased $18.8 million to $32.9 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease is primarily due to a $13.8 million decrease in start-up costs associated with our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”) and a $2.9 million decrease in equity-based compensation expense. In our SS&T segment, selling, general and administrative costs increased $0.8 million for the three months ended June

30, 2026, primarily due to a $0.5 million increase in general and administrative expenses and a $0.2 million increase in personnel-related costs compared to the three months ended June 30, 2025.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expense for the three months ended June 30, 2026 was $3.2 million, approximately $1.3 million of which related to non-capitalizable costs associated with the Sixth Amendment. During the three months ended June 30, 2025, we incurred $2.5 million of transaction, restructuring and integration expenses, approximately $1.9 million of which related to severance costs and $0.4 million of which related to fees related to the establishment of our accounts receivable factoring agreement.

Interest Expense

Interest expense for the three months ended June 30, 2026 was $13.0 million compared to $13.1 million for the three months ended June 30, 2025.

	Three Months Ended June 30,
(Thousands)	2026	2025
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$3,523	$4,176
Revolving credit facility	2,901	3,531
Convertible notes payable	411	278
Convertible notes payable - related party	878	632
Supply chain finance program	1,851	2,062
International trade finance lines	1,176	1,421
International notes payable	216	168
Other	694	391
Total cash interest	11,650	12,659
Non-cash:
Amortization of deferred financing costs	1,340	862
Capitalized interest	—	(402)
Total non-cash interest	1,340	460
Total interest expense	$12,990	$13,119

Income Tax Expense (Benefit)

Income tax benefit for the three months ended June 30, 2026 was $0.4 million, resulting in an effective tax rate of 2.8%. The effective tax rate for the current period differs from the federal statutory rate primarily due to the effect of cross-border tax laws (specifically, net CFC tested income) and an increase in the valuation allowance against domestic deferred tax assets. Income tax benefit for the three months ended June 30, 2025 was $0.4 million, resulting in an effective tax rate of 1.7%.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Six Months Ended	% of	Six Months Ended	% of
(Dollars in Thousands)	June 30, 2026	Revenues	June 30, 2025	Revenues
Net Sales	$614,483	100.0%	$494,655	100.0%
Costs of sales	530,967	86.4%	424,187	85.8%
Gross profit	83,516	13.6%	70,468	14.2%

Selling, general and administrative expense	73,819	12.0%	94,275	19.1%
Transaction, restructuring and integration expense	6,836	1.1%	4,268	0.9%
Impairment charges	—	0.0%	—	0.0%
Loss (gain) on disposal of property, plant and equipment	1,053	0.2%	7	0.0%
Total operating expenses	81,708	13.3%	98,550	19.9%
Income (loss) from operations	1,808	0.3%	(28,082)	(5.7)%

Other (income) expense
Interest expense	26,517	4.3%	25,718	5.2%
Change in fair value of warrant liabilities	—	0.0%	—	0.0%
Other, net	(606)	(0.1)%	(2,970)	(0.6)%
Loss before income taxes and equity in earnings from unconsolidated entities	(24,103)	(3.9)%	(50,830)	(10.3)%
Income tax expense (benefit)	1,564	0.3%	1,458	0.3%
Equity in (earnings) loss from unconsolidated entities	(3,477)	(0.6)%	(3,507)	(0.7)%
Net loss	$(22,190)	(3.6)%	$(48,781)	(9.9)%
Amortization of Series A Convertible Preferred Shares	173	0.0%	172	0.0%
Net loss attributable to common shareholders	$(22,017)	(3.6)%	$(48,609)	(9.8)%

Net Sales

	Six Months Ended June 30,
(Thousands)	2026	2025
Beverage Solutions	$483,192	$372,893
Sustainable Sourcing & Traceability(1)	131,291	121,762
Total net sales	$614,483	$494,655
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $483.2 million for the six months ended June 30, 2026, increasing 29.6% compared to $372.9 million for the six months ended June 30, 2025. The increase was primarily due to a $63.2 million increase in the sale of coffee and tea products, driven by a 11.6% increase in single serve cup volumes and the year over year increases in coffee commodity prices and tariffs, both of which are passed through to our customers. In addition, sales of flavors, extracts & ingredients products increased $47.4 million, driven by a 183.4% increase in can volumes and the ramp up of glass bottle production.

Net Sales from our SS&T segment, net of intersegment revenues, were $131.3 million for the six months ended June 30, 2026, increasing 7.8% compared to $121.8 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in the average sales price per pound, which increased 3.2% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in the average sales price per pound is directly correlated to global commodities prices and the impact of tariffs.

Costs of Sales

	Six Months Ended June 30,
(Thousands)	2026	2025
Beverage Solutions	$415,191	$315,898
Sustainable Sourcing & Traceability	115,776	108,289
Total costs of sales	$530,967	$424,187

In our Beverage Solutions segment, costs of sales increased to $415.2 million for the six months ended June 30, 2026, from $315.9 million for the six months ended June 30, 2025. The increase in costs of sales was primarily driven by an increase in sales volumes, and the year over year increases in coffee commodity prices and tariffs for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

In our SS&T segment, costs of sales increased $7.5 million to $115.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase is primarily due to an increase in coffee commodity prices and the impact of tariffs.

Selling, General and Administrative Expense

	Six Months Ended June 30,
	2026		2025
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$67,832	14.0%	$89,283	23.9%
Sustainable Sourcing & Traceability	5,987	4.6%	4,992	4.1%
Total selling, general and administrative expense	$73,819	12.0%	$94,275	19.1%

Total selling, general and administrative expenses in our Beverage Solutions segment decreased $21.5 million to $67.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease is primarily due to a $17.5 million decrease in start-up costs associated with the Conway Facility and a $4.3 million decrease in equity-based compensation. In our SS&T segment, selling, general and administrative costs increased $1.0 million for the six months ended June 30, 2026, primarily due to a $0.5 million increase in personnel-related costs and a $0.5 million increase in general and administrative expenses compared to the six months ended June 30, 2025.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expense for the six months ended June 30, 2026 was $6.8 million, approximately $3.7 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives, and $1.3 million of which related to non-capitalizable costs associated with the Sixth Amendment. During the six months ended June 30, 2025, we incurred $4.3 million of transaction, restructuring and integration expenses, approximately $2.4 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives, $0.8 million of plant closure costs and $0.4 million of which related to fees related to the establishment of our accounts receivable factoring agreement.

Interest Expense

	Six Months Ended June 30,
(Thousands)	2026	2025
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$7,343	$7,809
Revolving credit facility	6,021	7,117
Convertible notes payable	918	553
Convertible notes payable - related party	1,647	1,257
Supply chain finance program	3,694	4,056
International trade finance lines	2,645	2,756
International notes payable	319	345
Other	1,274	564
Total cash interest	23,861	24,457
Non-cash:
Amortization of deferred financing costs	2,656	1,892
Capitalized interest	—	(631)
Total non-cash interest	2,656	1,261
Total interest expense	$26,517	$25,718

Income Tax Expense (Benefit)

Income tax expense for the six months ended June 30, 2026 was $1.6 million, resulting in an effective tax rate of (7.6)%. The effective tax rate for the current period differs from the federal statutory rate primarily due to an increase in the valuation allowance against domestic deferred tax assets. Income tax expense for the six months ended June 30, 2025 was $1.5 million, resulting in an effective tax rate of (3.1)%.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2026. As of June 30, 2026, there have been no material changes to these estimates.

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

The reconciliation of our net (loss) income to EBITDA and Consolidated Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2026	2025	2026	2025
Net loss	$(13,657)	$(21,563)	$(22,190)	$(48,781)
Interest expense	12,990	13,119	26,517	25,718
Income tax expense (benefit)	(400)	(370)	1,564	1,458
Depreciation and amortization	17,104	15,016	33,668	26,771
EBITDA	16,037	6,202	39,559	5,166
Transaction, restructuring and integration expense	3,168	2,477	6,836	4,268
Equity-based compensation	1,565	4,750	3,296	8,080
Conway extract and ready-to-drink facility pre-production costs	49	9,072	327	13,520
Mark-to-market adjustments	565	(1,441)	(4,517)	(3,514)
Loss on disposal of property, plant and equipment	(43)	—	1,053	7
Other	(44)	(5,722)	711	(3,966)
Consolidated Adjusted EBITDA	$21,297	$15,338	$47,265	$23,561

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

Green coffee, which is our primary raw material, is an exchange traded agricultural commodity that is subject to price fluctuations, the reasons for which are outside of the control of the Company. In recent years, market prices for green coffee have been elevated relative to historical prices, at times exceeding $4.00 per pound of green coffee for sustained periods of time, and continue to fluctuate. Elevated market prices impact the entire supply chain, as exporters, traders, suppliers, and roasters require increased working capital to fund rising green coffee costs, and without having access to sufficient working capital, supply chain disruptions may emerge.

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

At June 30, 2026, we had $165.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 7.2%, and we had $2.0 million of standby letters of credit outstanding. At June 30, 2026, the interest rate applicable to our Term Loan Facility was 7.2%, and the interest rate applicable to our Delayed Draw Term Loan Facility was 7.1%.

The Term Loan Facility and Delayed Draw Term Loan Facility require quarterly principal payments totaling approximately $4.2 million (1.875% of the original principal balance), increasing to approximately $5.6 million (2.5% of the original principal balance) on December 31, 2026, through the maturity date.

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

On June 30, 2026, the Company entered into Amendment No. 6 (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment extends the maturity date of approximately $360.7 million of the loans and commitments under its credit facilities from August 29, 2027 to November 29, 2028 and makes certain restricted payments subject to the secured net leverage ratio being no greater than 3.75x and liquidity being no less than $25.0 million, in each case on a pro forma basis. Approximately $25.8 million of the loans and commitments under its credit facilities will continue to mature on August 29, 2027. In connection with the Sixth Amendment, Texas Capital Bank has also become a lender.

In addition, on June 30, 2026, the Borrower elected to terminate the Covenant Relief Period under the Credit Agreement prior to its scheduled expiration on October 1, 2026. As a result, the applicable margin on any loans will decrease, certain restrictions limited to the covenant relief period will no longer apply, and the maximum permitted secured net leverage ratio under the secured net leverage ratio financial covenant decreased from 5.00x to 4.00x for the test period ended June 30, 2026, and from 4.50x to 4.00x for the test period ending September 30, 2026. As of the date of this Quarterly Report on Form 10-Q, the Company was in compliance with its financial covenants.

The Company believes that its secured net leverage under the Credit Agreement is important to the understanding of the Company’s financial condition and liquidity. At June 30, 2026, the Company’s secured net leverage ratio was 3.36:1.00, compared to a maximum allowable ratio of 4.00:1.00, with such calculation set forth below:

(Thousands, except leverage ratio)	Trailing Twelve-Months
Beverage Solutions Segment Adjusted EBITDA	$84,669
Permissible credit agreement adjustments(1)	8,505
Trailing Twelve-Months Credit Agreement Adjusted EBITDA	$93,174

End of period:
Term loan facility	$138,906
Delayed draw term loan facility	43,438
Revolving credit facility	165,000
Letters of credit outstanding	1,980
Secured debt	349,324
Beverage Solutions unrestricted cash and cash equivalents	(36,177)
Secured net debt	$313,147

Beverage Solutions Credit Agreement secured net leverage ratio	3.36x

(1)	Consists primarily of pro forma run-rate impact of cost savings initiatives, as permitted by the Credit Agreement.

A reconciliation of trailing twelve-months Beverage Solutions Adjusted EBITDA is as follows:

(Thousands)
Year ended December 31, 2025	$68,481
Six months ended June 30, 2026	45,441
Six months ended June 30, 2025	(29,253)
Trailing Twelve-Months Beverage Solutions Adjusted EBITDA	$84,669

Convertible Notes

On February 15, 2024, the Company sold and issued in a private placement $72.0 million in aggregate principal amount of 5.00% convertible senior notes due 2029 (the “2029 Convertible Notes”), of which $52.0 million was from related parties (see Note 19). The 2029 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2029 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At June 30, 2026, the carrying value of the 2029 Convertible Notes was $71.7 million, of which $51.8 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the 2029 Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the 2029 Convertible Notes utilizing the effective interest rate method.

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

On November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 (the “2031 Convertible Notes,” together with the 2029 Convertible Notes, the “Convertible Notes”), of which $13.5 million was from related parties (see Note 19). The 2031 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2031 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At June 30, 2026, the carrying value of the 2031 Convertible Notes was $29.0 million, of which $13.0 million was from related parties.

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

At June 30, 2026, there was $55.8 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of June 30, 2026.

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

At June 30, 2026, there was $6.4 million of outstanding borrowings under the facility, of which $4.9 million and $1.5 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of June 30, 2026.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted, and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. As of June 30, 2026, there were $97.5 million obligations outstanding under the Program.

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

During the six months ended June 30, 2026, the Company received cash proceeds of $152.4 million related to the sale of receivables under the Factoring Agreement, remitted approximately $159.3 million of customer payments to the Factor, and incurred approximately $0.8 million of fees associated with these sales, which are recorded within selling, general and administrative expense on the Condensed Consolidated Statements of Operations. At June 30, 2026, the Company

held $5.8 million of customer payments that have yet to be remitted to the Factor, which is recorded within restricted cash on the Condensed Consolidated Balance Sheets.

Green Coffee Repurchase Program

The Company is party to a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At June 30, 2026 and December 31, 2025, the Company had a right, or obligation, to repurchase $3.5 million and $11.8 million, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Condensed Consolidated Statements of Cash Flows.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock not to exceed 5,000,000 Common Shares in the aggregate. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. During the three and six months ended June 30, 2026, the Company had no sales of Common Shares under the ATM Program. As of June 30, 2026, there were 3,030,324 of remaining shares authorized to be sold under the ATM Program.

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

Redemptions of Series A Preferred Shares

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Westrock Series A Preferred Shares remains $11.50 per share and all 23,510,527 Westrock Series A Preferred Shares outstanding at June 30, 2026 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million. If Westrock was required by the holders to redeem a significant number of Westrock Series A Preferred Shares, Westrock may not have enough cash available (including through draws on its credit facility) for other purposes such as paying dividends on the Common Shares, purchasing Common Shares, financing acquisitions or other expansions, paying employee incentives and/or executing its business strategy. An outflow of a significant amount of cash from Westrock as a result of redemptions of the Westrock Series A Preferred Shares may cause a deterioration in the financial condition of Westrock and our ability to pay our other obligations and/or execute our business strategy. The impact of such redemptions on Westrock will depend, among other things, on the financial condition of Westrock at the time of such redemptions, including the amount of available cash on hand and ability to draw on Westrock’s credit facilities or obtain other sources of financing, the business strategies and objectives of Westrock at that time and the magnitude of such redemptions. Additionally, we may reserve cash, refrain from pursuing other business objectives and/or direct cash away from other business objectives to ensure that we have sufficient available cash to satisfy holder redemptions, and this may adversely affect our business and financial condition and ability to execute on our business strategy.

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

Future purchase obligations of $292.3 million as of June 30, 2026 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

At June 30, 2026, we had a right or obligation to repurchase $3.5 million of inventory associated with Repo Transactions, for which the liability is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Capital expenditures for the six months ended June 30, 2026 and 2025 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Six months ended June 30, 2026	$10,981	$1,942	$269	$413	$13,605
Six months ended June 30, 2025	$58,765	$1,110	$846	$1,105	$61,826

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)

On August 5, 2026, the Company and Mr. Samuel Ford entered into an employment agreement (the “Employment Agreement”), which replaced and superseded Mr. Ford’s prior agreement with the Company. The following sets forth a summary of certain material features of the Employment Agreement.

The Employment Agreement provides that Mr. Ford will serve as Chief Trade & Risk Officer. The term of the Employment Agreement is three years from the effective date of the agreement, subject to automatic annual one-year extensions beginning on the first anniversary of the effective date of the agreement, unless either party provides the other at least 180 days’ advance written notice of nonrenewal. Under the terms of the Employment Agreement, Mr. Ford is entitled to an annual base salary of no less than $500,000 and to participate in an annual bonus plan with a target annual bonus opportunity of 100% of his annual base salary. Mr. Ford is also eligible for long-term incentive equity awards and to participate in the employee benefit plans generally available to other senior executives of the Company.

In the event of Mr. Ford’s termination of employment without cause or for good reason, subject to his execution of a release of claims, the Employment Agreement provides for (a) a prorated target annual incentive award, payable in a lump sum, (b) a lump sum cash severance payment equal to the product of one (or, if the termination occurs within one year following a change in control of the Company, two) multiplied by each of his annual base salary and target annual incentive opportunity in effect for the fiscal year of the Company in which the termination occurs and (c) a cash payment equal to 125% of the full amount of premiums for health insurance continuation for one year (or, if the termination occurs within one year following a change in control of the Company, two years). In the event of Mr. Ford’s termination of employment due to death, disability or retirement (when the sum of his age and years of service equal at least 70, provided that he has attained at least age 55 with at least 10 years of service), he would be entitled to a prorated target annual incentive award for the year of termination. To the extent payments under the Employment Agreement would be subject to Section 280G of the Internal Revenue Code, as amended, they will be reduced if such reduction would result in a greater after-tax payment to Mr. Ford.

The agreement contains an inventions and patent assignment covenant, perpetual confidentiality and non-disparagement covenants and covenants concerning non-competition and non-solicitation of customers and employees, which apply for one year post-termination.

(b) None.

(c)

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022
10.1*	Amendment No. 6, dated as of June 30, 2026, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, as holdings, the other guarantors party thereto, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent	8-K	001-41485	10.1	June 30, 2026

10.2	Form of Restricted Stock Unit Award Agreement					**

10.3	Form of Performance Restricted Stock Unit Award Agreement					**

10.4	Employment Agreement, dated June 8, 2026, by and between Westrock Coffee Company and L. Keith Harvey					**

10.5	Employment Agreement, dated August 5, 2026, by and between Westrock Coffee Company and Samuel Ford					**

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**

32.1

Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***

32.2

Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	**

101.SCH	XBRL Taxonomy Extension Schema Document.	**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	**

101.DEF	XBRL Definition Linkbase Document.	**

101.LAB	XBRL Taxonomy Label Linkbase Document.	**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	**

104	Cover Page Interactive Data File – The Cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Certain schedules have been omitted from this exhibit in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.

** Filed herewith.

*** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westrock Coffee Company
Date: August 6, 2026	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

Date: August 6, 2026	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)