Form 10-Q
period 2026-09-30
Westrock Coffee Co
filed 2026-11-05
CIK 1806347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the Registrant had 100,074,389 shares of common stock, par value $0.01 per share, outstanding.

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

Westrock Coffee Company

FORM 10-Q

September 30, 2026

Part I. Financial Information

Item 1. Financial Statements

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, except par value)	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$41,104	$49,875
Restricted cash	13,707	21,164
Accounts receivable, net of allowance for credit losses of $2,279 and $2,750, respectively	91,281	94,099
Inventories	186,983	199,802
Derivative assets	22,531	15,049
Prepaid expenses and other current assets	12,672	16,370
Total current assets	368,278	396,359

Property, plant and equipment, net	447,381	483,606
Goodwill	116,111	116,111
Intangible assets, net	101,327	107,141
Operating lease right-of-use assets	59,879	60,310
Other long-term assets	14,562	12,451
Total Assets	$1,107,538	$1,175,978

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current maturities of long-term debt	$44,077	$19,281
Short-term debt	77,860	82,640
Accounts payable	83,837	91,175
Supply chain finance program	99,863	96,594
Derivative liabilities	4,221	28,600
Accrued expenses and other current liabilities	104,833	95,340
Total current liabilities	414,691	413,630

Long-term debt, net	319,479	356,788
Convertible notes payable - related party, net	64,883	64,754
Deferred income taxes	11,982	10,160
Operating lease liabilities	57,343	58,146
Other long-term liabilities	866	865
Total liabilities	869,244	904,343

Commitments and contingencies (Note 18)

Series A Convertible Preferred Shares, $0.01 par value, 24,000 shares authorized, 23,511 shares and 23,511 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively, $11.50 liquidation value	273,243	273,503

Shareholders' Equity (Deficit)
Preferred stock, $0.01 par value, 26,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 97,631 shares and 96,866 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	976	969
Additional paid-in-capital	549,247	544,567
Accumulated deficit	(566,536)	(534,370)
Accumulated other comprehensive income (loss)	(18,636)	(13,034)
Total shareholders' equity (deficit)	(34,949)	(1,868)

Total Liabilities, Convertible Preferred Shares and Shareholders' Equity (Deficit)	$1,107,538	$1,175,978

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2026	2025	2026	2025
Net sales	$300,200	$354,825	$914,683	$849,480
Costs of sales	258,719	313,423	789,686	737,610
Gross profit	41,481	41,402	124,997	111,870

Selling, general and administrative expense	33,962	46,996	107,781	141,271
Transaction, restructuring and integration expense	3,790	3,029	10,626	7,297
Loss (gain) on disposal of property, plant and equipment	492	8	1,545	15
Total operating expenses	38,244	50,033	119,952	148,583
Income (loss) from operations	3,237	(8,631)	5,045	(36,713)

Other (income) expense
Interest expense	12,530	14,023	39,047	39,741
Other, net	(477)	(992)	(1,083)	(3,962)
Loss before income taxes and equity in earnings from unconsolidated entities	(8,816)	(21,662)	(32,919)	(72,492)
Income tax expense (benefit)	558	(122)	2,122	1,336
Equity in (earnings) loss from unconsolidated entities	602	(2,437)	(2,875)	(5,944)
Net loss	$(9,976)	$(19,103)	$(32,166)	$(67,884)
Amortization (accretion) of Series A Convertible Preferred Shares	87	88	260	260
Net loss attributable to common shareholders	$(9,889)	$(19,015)	$(31,906)	$(67,624)

(Loss) earnings per common share:
Basic	$(0.10)	$(0.20)	$(0.33)	$(0.71)
Diluted	$(0.10)	$(0.20)	$(0.33)	$(0.71)

Weighted-average number of shares outstanding:
Basic	97,629	95,569	97,409	94,847
Diluted	97,629	95,569	97,409	94,847

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2026	2025	2026	2025
Net loss	$(9,976)	$(19,103)	$(32,166)	$(67,884)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	4,400	(2,772)	(5,349)	(39,538)
Foreign currency translation adjustment	(274)	(47)	(253)	(423)
Total other comprehensive income (loss)	4,126	(2,819)	(5,602)	(39,961)
Comprehensive (loss) income attributable to shareholders	(5,850)	(21,922)	(37,768)	(107,845)
Amortization of Series A Convertible Preferred Shares	87	88	260	260
Comprehensive loss attributable to common shareholders	$(5,763)	$(21,834)	$(37,508)	$(107,585)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at June 30, 2025	94,708	$947	$526,561	$(491,703)	$(17,558)	$18,247
Net income (loss)	—	—	—	(19,103)	—	(19,103)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	1,910	19	11,896	—	—	11,915
Amortization of Series A Convertible Preferred Shares	—	—	88	—	—	88
Other comprehensive income (loss)	—	—	—	—	(2,819)	(2,819)
Equity-based compensation	207	2	3,627	—	—	3,629
Net share settlement of equity awards	—	—	(515)	—	—	(515)
Balance at September 30, 2025	96,825	$968	$541,657	$(510,806)	$(20,377)	$11,442

Balance at June 30, 2026	97,627	$976	$547,073	$(556,560)	$(22,762)	$(31,273)
Net income (loss)	—	—	—	(9,976)	—	(9,976)
Amortization of Series A Convertible Preferred Shares	—	—	87	—	—	87
Other comprehensive income (loss)	—	—	—	—	4,126	4,126
Equity-based compensation	4	—	2,098	—	—	2,098
Net share settlement of equity awards	—	—	(11)	—	—	(11)
Balance at September 30, 2026	97,631	$976	$549,247	$(566,536)	$(18,636)	$(34,949)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
(Thousands)	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	94,221	$942	$519,878	$(442,922)	$19,584	$97,482
Net income (loss)	—	—	—	(67,884)	—	(67,884)
Issuance of common shares related to "at-the-market" offering program, net of issuance costs	1,910	19	11,896	—	—	11,915
Amortization of Series A Convertible Preferred Shares	—	—	260	—	—	260
Other comprehensive income (loss)	—	—	—	—	(39,961)	(39,961)
Equity-based compensation	694	7	11,702	—	—	11,709
Net share settlement of equity awards	—	—	(2,079)	—	—	(2,079)
Balance at September 30, 2025	96,825	$968	$541,657	$(510,806)	$(20,377)	$11,442

Balance at December 31, 2025	96,866	969	544,567	(534,370)	(13,034)	(1,868)
Net income (loss)	—	—	—	(32,166)	—	(32,166)
Amortization of Series A Convertible Preferred Shares	—	—	260	—	—	260
Other comprehensive income (loss)	—	—	—	—	(5,602)	(5,602)
Equity-based compensation	765	7	5,387	—	—	5,394
Net share settlement of equity awards	—	—	(967)	—	—	(967)
Balance at September 30, 2026	97,631	$976	$549,247	$(566,536)	$(18,636)	$(34,949)

See accompanying notes to condensed consolidated financial statements.

WESTROCK COFFEE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(32,166)	$(67,884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50,171	40,669
Equity-based compensation	5,394	11,709
Provision for credit losses	1,015	165
Amortization of deferred financing fees included in interest expense	3,337	2,744
Write-off of unamortized deferred financing fees	168	137
Loss on disposal of property, plant and equipment	1,545	15
Gain on de-consolidation of Rwanda Trading Company	—	(2,291)
Mark-to-market adjustments	(4,669)	(983)
Foreign currency transactions	—	(141)
Deferred income tax expense (benefit)	1,677	1,336
Equity in (earnings) loss from unconsolidated entities	(2,875)	(5,944)
Other	820	1,160
Change in operating assets and liabilities:
Accounts receivable	(10,049)	(3,932)
Inventories	14,032	(54,752)
Derivative assets and liabilities	(33,912)	(12,025)
Prepaid expense and other assets	7,857	(1,891)
Accounts payable	(6,065)	18,795
Accrued liabilities and other	28,533	17,410
Net cash provided by (used in) operating activities	24,813	(55,703)
Cash flows from investing activities:
Additions to property, plant and equipment	(22,407)	(79,885)
Additions to intangible assets	(71)	(85)
Proceeds from sale of equity method investments and non-marketable securities	—	500
Acquisition of equity method investments and non-marketable securities, inclusive of cash contributed	—	(2,952)
Proceeds from sale of property, plant and equipment	385	329
Proceeds from deferred purchase price of sold trade receivables	11,852	3,924
Net cash used in investing activities	(10,241)	(78,169)
Cash flows from financing activities:
Payments on debt	(111,969)	(61,215)
Proceeds from debt	94,024	161,923
Payments on supply chain financing program	(149,657)	(131,068)
Proceeds from supply chain financing program	152,926	150,937
Payment of debt issuance costs	(2,094)	(2,730)
Net proceeds from (repayments of) repurchase agreements	(9,245)	11,161
Net change in unremitted cash collections from servicing factored receivables	(3,814)	7,896
Proceeds from issuance of common stock	—	12,097
Payment of equity issuance costs	—	(181)
Payment for taxes for net share settlement of equity awards	(967)	(2,079)
Net cash (used in) provided by financing activities	(30,796)	146,741
Effect of exchange rate changes on cash	(4)	(49)
Net increase (decrease) in cash and cash equivalents and restricted cash	(16,228)	12,820
Cash and cash equivalents and restricted cash at beginning of period	71,039	35,564
Cash and cash equivalents and restricted cash at end of period	$54,811	$48,384

Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired but not yet paid	$841	$8,648
Amounts obtained as beneficial interest in sold trade receivables	11,490	5,766

The total cash and cash equivalents and restricted cash at September 30, 2026 and 2025 is as follows:

(Thousands)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$41,104	$33,971
Restricted cash	13,707	14,413
Total	$54,811	$48,384

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

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform with the current period financial statements presentation, and the accompanying notes thereto. These reclassifications had no effect on previously reported total assets, total liabilities, shareholders’ equity (deficit), net income (loss) or cash flows. On April 20, 2026, the Company appointed A. Wellford Tabor to its Board of Directors. Mr. Tabor is Head of Direct Investments and a Managing Director of HF Capital, LLC, the managing member of HF Direct Investments Pool, LLC, a greater than 10% holder of the Company’s outstanding common stock. Mr. Tabor owns $2.0 million of the Company’s 5.00% convertible senior notes due 2029 and $2.0 million of the Company’s 5.00% convertible senior notes due 2031. As a result of this appointment, transactions with Mr. Tabor are now classified as related party transactions. To provide comparable presentation, the Company has reclassified $3.9 million of long-term debt, net to convertible notes payable – related party, net in the Condensed Consolidated Balance Sheet as of December 31, 2025. In addition, the Company has updated the footnote disclosures in Notes 10 and 19 to include transactions with Mr. Tabor as of December 31, 2025 and for the nine months ended September 30, 2026.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The Company has completed this evaluation and concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of these Condensed Consolidated Financial Statements. The Company is dependent on borrowings under its New Credit Agreement (as defined in Note 20) and cash generated from operations to finance its operations, service its debt requirements, maintain compliance with its covenants, and to fund capital requirements. The Company believes that projected cash flow from operations and available borrowings under its New Credit Agreement will be sufficient to fund operations and to maintain covenant compliance for at least the next twelve months.

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

Activity in the allowance for credit losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2026	2025	2026	2025
Balance at beginning of period	$3,217	$1,524	$2,750	$3,995
Charged to selling, general and administrative expense	300	187	1,015	165
Write-offs, net	(1,238)	(437)	(1,486)	(2,886)
Total	$2,279	$1,274	$2,279	$1,274

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

During the nine months ended September 30, 2026, the Company received cash proceeds of $230.2 million related to the sale of receivables under the Factoring Agreement, remitted approximately $237.0 million of customer payments to the Factor, and incurred approximately $1.2 million of fees associated with these sales, which are recorded within selling, general and administrative expense on the Condensed Consolidated Statements of Operations. At September 30, 2026 and December 31, 2025, the Company held $9.9 million and $13.8 million, respectively, of customer payments that have yet to be remitted to the Factor, which is recorded within restricted cash on the Condensed Consolidated Balance Sheets. At September 30, 2026 and December 31, 2025, there was $1.1 million and $1.2 million, respectively, of Deferred Purchase Price (as defined in the Factoring Agreement) on the sold receivables, recorded within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Cash received from the initial sale of receivables under the Factoring Agreement is classified within operating activities, and cash received from any Deferred Purchase Price is classified within investing activities in the Condensed Consolidated Statements of Cash Flows.

Inventories

Inventories are stated at the lower of cost, determined on the average cost method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and manufacturing overhead costs.

Within our Sustainable Sourcing & Traceability (“SS&T”) segment, green coffee associated with our forward contracts is recorded at net realizable value, which approximates market price, consistent with our forward purchase contracts recorded at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Green coffee is a commodity with quoted market prices in active markets, may be sold without significant further processing, has predictable and insignificant disposal costs and is available for immediate delivery. We estimate the fair value of green coffee based on the quoted market price at the end of each reporting period, with changes in fair value being reported as a component of costs of sales in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, we recognized $1.0 million of unrealized losses and $1.2 million of net unrealized gains, respectively, on green coffee inventory associated with our forward sales and purchase contracts. For the three and nine months ended September 30, 2025, we recognized $7.3 million of net unrealized gains and $3.4 million of net unrealized losses, respectively, on green coffee inventory associated with our forward sales and purchase contracts.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. Amounts paid by the financing provider to suppliers are reported as cash inflows from financing activities and a corresponding cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows. Amounts paid to the financing provider are reflected as cash outflows from financing activities in our Condensed Consolidated Statements of Cash Flows. At September 30, 2026 and December 31, 2025, there were $99.9 million and $96.6 million of obligations outstanding under the Program, respectively.

Green Coffee Repurchase Program

The Company is party to a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At September 30, 2026 and December 31, 2025, the Company had a right, or obligation, to repurchase none and $11.8 million, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Condensed Consolidated Statements of Cash Flows. The Company terminated the Commodity Program in October 2026.

Equity Method Investments

On April 1, 2025, the Company entered into an agreement with ETC Holdings SA (“ECOM”) that combined Westrock’s and ECOM’s Rwandan export operations. As of September 30, 2026, Westrock holds a 49.9% equity method investment in the joint venture with a balance of $9.4 million, which is reported in other long-term assets on the Condensed Consolidated Balance Sheets. As of December 31, 2025, Westrock’s balance in the joint venture was $6.5 million. Our proportionate share of the income or loss of the joint venture is reported in equity in (earnings) loss from unconsolidated entities on the Condensed Consolidated Statements of Operations and is reported in the results of our SS&T segment.

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

The effective income tax rates for the nine months ended September 30, 2026 and 2025 were (7.1)% and (2.0)%, respectively.  The Company’s effective tax rate for the current period differs from the federal statutory rate primarily due to the effect of cross-border tax laws (specifically, net controlled foreign corporation tested income) and an increase in the valuation allowance against domestic deferred tax assets.  The effective tax rate for the nine months ended September 30, 2026 differs from the effective tax rate for the same period in 2025 primarily due to the size of the Company's ordinary income (loss) in the periods relative to rate impacting items.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law in the United States. The Act contains several provisions related to income taxes, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and restoration of the favorable tax treatment for certain business provisions, including the interest limitation under Section 163(j). The legislation has multiple effective dates, with certain provisions that went into effect in 2025 and others that were implemented in 2026. The effects of the Act were incorporated into our income tax provision for the three and nine months ended September 30, 2026, and there was no material impact. We will continue to evaluate the impacts of the Act and do not expect the Act to have a material impact to our total tax provision.

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

Recently issued accounting pronouncements

ASU 2024-03 – Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures” (“ASU 2024-03”).  The amendments in this update include requirements for public business entities to provide disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted.  The amendments in this update may be applied either prospectively or retrospectively.  The Company is currently assessing the impact of this standards update on our disclosures in the notes to the consolidated financial statements.

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

Revenues from commodity contracts are recognized in revenues for the contractually stated amount when the contracts are settled. Settlement generally occurs upon shipment or delivery of the product when title and risks and rewards of ownership transfer to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within costs of sales on our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, we recorded $1.2 million of net unrealized gains and $3.5 million of net unrealized gains, respectively, within costs of sales. For the three and nine months ended September 30, 2025, we recorded $9.9 million of net unrealized losses and $4.3 million of net unrealized gains, respectively, within costs of sales.

For the three and nine months ended September 30, 2026, the Company recognized $80.1 million and $211.4 million in revenues under ASC 815, respectively, and for the three and nine months ended September 30, 2025, the Company recognized $91.8 million and $213.6 million in revenues under ASC 815, respectively, which are reported within the Company’s SS&T segment.

Contract Estimates

The nature of the Company’s contracts gives rise to variable consideration including cash discounts, volume-based rebates, point of sale promotions, and other promotional discounts to certain customers. For all promotional programs and discounts, the Company estimates the rebate or discount that will be granted to the customer and records an accrual upon invoicing. These estimated rebates or discounts are included in the transaction price of the Company’s contracts with customers as a reduction to net revenues and are included as accrued sales incentives in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Accrued sales incentives were $2.7 million and $1.4 million at September 30, 2026 and December 31, 2025, respectively. Other accrued deductions were $1.7 million and $1.4 million at September 30, 2026 and December 31, 2025, respectively, and are included as a reduction to accounts receivable, net in the Condensed Consolidated Balance Sheets.

We do not disclose the value of unsatisfied performance obligations for contracts (i) with an original expected length of one year or less or (ii) for which the Company recognizes revenue at the amount in which it has the right to invoice as the product is delivered.

Contract Balances

Contract balances relate primarily to advances received from the Company’s customers before revenue is recognized. The Company did not have any material contract liabilities as of September 30, 2026 or December 31, 2025. Revenue recognized during the three and nine months ended September 30, 2026, that was included in the contract liabilities balance as of December 31, 2025, was not material. Receivables from contracts with customers are included in accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. At September 30, 2026 and December 31, 2025, accounts receivable, net included $93.6 million and $97.0 million in receivables from contracts with customers, respectively.

Contract acquisition costs for obtaining contracts that are deemed recoverable are capitalized as contract costs. Such costs result from the payment of sales incentives and are amortized over the contract life. As of September 30, 2026 and December 31, 2025, no costs were capitalized as all arrangements were less than a year.

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

Further disaggregation of revenues from sales to external customers by type and geographic area, based on customer location, for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2026	2025	2026	2025
Coffee & tea	$124,373	$186,405	$462,169	$461,038
Flavors, extracts & ingredients	95,709	75,895	240,359	173,124
Other	37	729	782	1,760
Green coffee	80,081	91,796	211,373	213,558
Net sales	$300,200	$354,825	$914,683	$849,480

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2026	2025	2026	2025
United States	$240,248	$273,143	$745,762	$658,628
All other countries	59,952	81,682	168,921	190,852
Net sales	$300,200	$354,825	$914,683	$849,480

For the three and nine months ended September 30, 2026 and 2025, other than the United States, no country accounted for more than 10 percent of our consolidated net sales.

Note 5. Inventories

The following table summarizes inventories as of September 30, 2026 and December 31, 2025:

(Thousands)	September 30, 2026	December 31, 2025
Raw materials	$64,918	$86,231
Finished goods	48,433	38,236
Green coffee	73,632	75,335
Total inventories	$186,983	$199,802

Green coffee inventories represent green coffee held for resale. At September 30, 2026 and December 31, 2025, all green coffee held for resale was included within our Sustainable Sourcing & Traceability segment.

Note 6. Property, Plant and Equipment, Net

The following table summarizes property, plant and equipment, net as of September 30, 2026 and December 31, 2025:

(Dollars in Thousands)	Depreciable Lives	September 30, 2026	December 31, 2025
Land		$5,160	$5,160
Buildings	10-40 years	182,078	182,653
Leasehold improvements(1)		12,480	12,471
Plant equipment	3-15 years	379,158	360,576
Vehicles and transportation equipment	3-5 years	190	301
IT systems	3-7 years	15,281	13,271
Furniture and fixtures	3-10 years	6,997	7,612
Customer beverage equipment(2)	3-5 years	14,993	22,669
Lease right-of-use assets(3)		60	60
Construction in progress and equipment deposits		9,032	27,132
		625,429	631,905
Less: accumulated depreciation		(178,048)	(148,299)
Property, plant and equipment, net		$447,381	$483,606

1 – Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life.

2 – Customer beverage equipment consists of brewers held on site at customer locations.

3 – Lease right-of-use assets are amortized over the shorter of the useful life of the asset or the lease term.

Depreciation expense for the three and nine months ended September 30, 2026 was $14.5 million and $44.3 million, respectively, and depreciation expense for the three and nine months ended September 30, 2025 was $12.0 million and $34.8 million, respectively. Assets classified as construction in progress and equipment deposits are not depreciated, as they are not ready for production use. All assets classified as construction in progress and equipment deposits at September 30, 2026 are expected to be in production use.

Note 7. Goodwill

The following table reflects the carrying amount of goodwill as of September 30, 2026 and December 31, 2025:

	Beverage
(Thousands)	Solutions	Total
Balance at December 31, 2025
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	116,111	116,111
Balance at September 30, 2026
Goodwill	$192,994	$192,994
Accumulated impairment loss	(76,883)	(76,883)
	$116,111	$116,111

Note 8. Intangible Assets, Net

The following table summarizes intangible assets, net as of September 30, 2026 and December 31, 2025:

	September 30, 2026
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(47,689)	$100,959
Software	1,378	(1,010)	368
Intangible assets, net	$150,026	$(48,699)	$101,327

	December 31, 2025
		Accumulated
(Thousands)	Cost	Amortization	Net
Customer relationships	$148,648	$(41,907)	$106,741
Favorable lease asset	220	(220)	—
Software	1,307	(907)	400
Intangible assets, net	$150,175	$(43,034)	$107,141

Amortization expense of intangible assets was $2.0 million and $5.9 million for the three and nine months ended September 30, 2026, respectively, and amortization expense of intangible assets was $2.0 million and $5.9 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the weighted average useful life for definite-lived intangibles is approximately 20 years.

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

The following table summarizes the amount of right-of-use lease assets and lease liabilities included in each respective line item on the Company’s Condensed Consolidated Balance Sheets:

(Thousands)	Balance Sheet Location	September 30, 2026	December 31, 2025
Right-of-use operating lease assets	Operating lease right-of-use assets	$59,879	$60,310
Operating lease liabilities - current	Accrued expenses and other current liabilities	5,965	4,908
Operating lease liabilities - noncurrent	Operating lease liabilities	57,343	58,146

During the nine months ended September 30, 2026 and 2025, the Company obtained approximately $4.2 million and $1.5 million, respectively, of right-of-use operating lease assets in exchange for lease obligations.

Depending on the nature of the lease, lease costs are classified within costs of sales or selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. The components of lease costs for the three and nine months ended September 30, 2026 and 2025, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2026	2025	2026	2025
Operating lease cost	$2,889	$2,574	$8,103	$7,586
Short-term lease cost	(302)	369	417	936
Total	$2,587	$2,943	$8,520	$8,522

The following table presents information about the Company’s weighted average discount rate and remaining lease term as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Weighted-average discount rate	7.6%	7.8%
Weighted-average remaining lease term	10.6 years	11.4 years

Supplemental cash flow information about the Company’s leases as of September 30, 2026 and 2025, respectively, is as follows:

	Nine Months Ended September 30,
(Thousands)	2026	2025
Cash paid related to operating lease liabilities	$7,552	$6,888

Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued expenses and other current liabilities and long-term debt, net on the Condensed Consolidated Balance Sheets. There were no material finance leases as of September 30, 2026.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2026 are as follows:

(Thousands)
2026	$2,557
2027	10,235
2028	9,396
2029	9,142
2030	7,117
Thereafter	56,176
Total future minimum lease payments	94,623
Less: imputed interest	(31,315)
Present value of minimum lease payments	$63,308

Note 10. Debt

Our long-term debt at September 30, 2026 and December 31, 2025 is as follows:

(Thousands)	September 30, 2026	December 31, 2025
Term loan facility	$135,625	$145,469
Delayed draw term loan facility	42,500	45,313
Revolving credit facility	145,000	145,000
Convertible notes payable	102,000	102,000
International trade finance lines	77,860	82,640
International notes payable	5,860	6,360
Other loans	—	7
Total debt	508,845	526,789
Unamortized debt costs	(2,546)	(3,326)
Current maturities of long-term debt	(44,077)	(19,281)
Convertible notes payable - related party, net	(64,883)	(64,754)
Short-term debt	(77,860)	(82,640)
Long-term debt, net	$319,479	$356,788

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

At September 30, 2026, we had $145.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 6.8%, and we had $2.0 million of standby letters of credit outstanding. At September 30, 2026, the interest rate applicable to our Term Loan Facility was 7.3% and the interest rate applicable to our Delayed Draw Term Loan Facility was 6.9%.

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

In addition, on June 30, 2026, the Borrower elected to terminate the Covenant Relief Period under the Credit Agreement prior to its scheduled expiration on October 1, 2026. As a result, the applicable margin on any loans decreased, certain restrictions limited to the covenant relief period no longer apply, and the maximum permitted secured net leverage ratio under the secured net leverage ratio financial covenant decreased from 5.00x to 4.00x for the test period ended June 30, 2026, and from 4.50x to 4.00x for the test period ended September 30, 2026. As of September 30, 2026, the Company was in compliance with its financial covenants.

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

The 2029 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At September 30, 2026, the carrying value of the 2029 Convertible Notes was $71.8 million, of which $51.8 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the 2029 Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the 2029 Convertible Notes utilizing the effective interest rate method.

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

The 2031 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At September 30, 2026, the carrying value of the 2031 Convertible Notes was $29.0 million, of which $13.1 million was from related parties.

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

At September 30, 2026, there was $77.9 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of September 30, 2026.

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

At September 30, 2026, there was $5.9 million of outstanding borrowings under the facility, of which $4.4 million and $1.5 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of September 30, 2026.

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

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Series A Preferred Shares remains $11.50 per share and all 23,510,527 Series A Preferred Shares outstanding at September 30, 2026 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million.

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

Upon issuance, the Westrock Series A Preferred Shares were recorded on our Condensed Consolidated Balance Sheets at fair value. Subsequently, the Company will accrete changes in the redemption value from the date of issuance to the earliest redemption date using the effective interest rate method. The accretion will be recorded as a deemed dividend, which adjusts retained earnings (or in the absence of retained earnings, additional paid-in capital) and earnings attributable to common shareholders in computing basic and diluted earnings per share. However, at no time will the Westrock Series A Preferred Shares be reported at a value less than its initial carrying value. For the three and nine months ended September 30, 2026, the Company recorded $0.1 million and $0.3 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares. For the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.3 million of amortization, respectively, with respect to the Westrock Series A Preferred Shares.

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

We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in commodity prices. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. We did not discontinue any cash flow hedging relationships during the nine months ended September 30, 2026 and 2025.

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

The notional amount for the coffee futures contracts, commodity swaps and coffee options that were designated and qualified for our commodity cash flow hedging program was 23.6 million pounds and 116.8 million pounds as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, the Company purchased coffee futures contracts, commodity swaps and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 18.5 million pounds and 159.6 million pounds, respectively. During the three and nine months ended September 30, 2025, the Company purchased coffee futures contracts and coffee options contracts under our cash flow hedging program with aggregate notional amounts of 112.8 million pounds and 212.7 million pounds, respectively.

Approximately $3.9 million of net realized losses and $29.5 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026, respectively. Approximately $3.7 million and $26.0 million of net realized gains, representing the effective portion of the cash flow hedge, were subsequently reclassified from AOCI to earnings and recognized in costs of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the estimated amount of net losses reported in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Operations within the next twelve months is $18.6 million.

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

The fair value of our derivative assets and liabilities included in the Condensed Consolidated Balance Sheets are set forth below:

(Thousands)	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivative assets designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative assets	$133	$—
Commodity swaps	Derivative assets	2,305	—
Options contracts(2)	Derivative assets	677	—
Total		$3,115	$—

Derivative assets not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative assets	$19,416	$15,049
Total		19,416	15,049
Total derivative assets		$22,531	$15,049

Derivative liabilities designated as cash flow hedging instruments:
Coffee futures contracts(1)	Derivative liabilities	$—	$110
Commodity swaps	Derivative liabilities	—	8,235
Options contracts(2)	Derivative liabilities	—	17,906
Total		$—	$26,251

Derivative liabilities not designated as cash flow hedging instruments:
Forward purchase and sales contracts	Derivative liabilities	$4,221	$2,349
Total derivative liabilities		$4,221	$28,600

1 – The fair value of coffee futures contracts excludes amounts related to margin accounts.

2 – Options contracts include counterparty netting.

The following table presents the pre-tax net gains and losses for our derivative instruments for the three and nine months ended September 30, 2026 and 2025, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	Statement of Operations Location	2026	2025	2026	2025
Derivative assets designated as cash flow hedging instruments:
Net realized gains (losses) on coffee derivatives	Costs of sales	$(3,946)	$3,705	$29,463	$25,988

Derivative assets and liabilities not designated as cash flow hedging instruments:
Net unrealized gains (losses) on forward sales and purchase contracts	Costs of sales	$1,202	$(9,850)	$3,455	$4,339

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
●	Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table summarizes the fair value of financial instruments at September 30, 2026:

	September 30, 2026
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$71,196	$—	$71,196
Coffee futures contracts	133	—	—	133
Commodity swaps	—	2,305	—	2,305
Options contracts(1)	677	—	—	677
Forward purchase and sales contracts	—	19,416	—	19,416
Total	$810	$92,917	$—	$93,727

Liabilities:
Forward purchase and sales contracts	—	4,221	—	4,221
Total	$—	$4,221	$—	$4,221

1 – Options contracts include counterparty netting.

The following table summarizes the fair value of financial instruments at December 31, 2025:

	December 31, 2025
(Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Green coffee associated with forward contracts	$—	$75,335	$—	$75,335
Forward purchase and sales contracts	—	15,049	—	15,049
Total	$—	$90,384	$—	$90,384

Liabilities:
Coffee futures contracts	$110	$—	$—	$110
Commodity swaps	—	8,235	—	8,235
Options contracts(1)	1,106	16,800	—	17,906
Forward purchase and sales contracts	—	2,349	—	2,349
Total	$1,216	$27,384	$—	$28,600

1 – Options contracts include counterparty netting.

Financial instruments consist primarily of cash, accounts receivable, accounts payable, supply chain finance program obligations, inventory repurchase obligations, convertible notes payable, short-term debt and long-term debt. The carrying amount of cash, accounts receivable, accounts payable, short-term debt and the supply chain finance program was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility are carried on the Condensed Consolidated Balance Sheets at amortized cost and are estimated by management to approximate fair value as of September 30, 2026, as the interest rate on these facilities is adjusted for changes in the market rates. The fair value of the Term Loan Facility, Delayed Draw Term Loan Facility and Revolving Credit Facility was determined based on Level 2 inputs under the fair value hierarchy.

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

The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at amortized cost. The estimated fair value of the Convertible Notes as of September 30, 2026 was $68.2 million and $49.4 million, respectively, and was determined using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

Non-financial assets and liabilities, including property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis. No events occurred during the three and nine months ended September 30, 2026 or 2025, requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

At September 30, 2026, the Company had an equity investment with a carrying value of approximately $1.0 million, for which there is no readily determinable fair value. This investment is recorded at cost within other long-term assets on the Condensed Consolidated Balance Sheets. As of September 30, 2026, there have been no adjustments, upward or downward, to the carrying value.

Note 14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of tax by component for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2026	2025	2026	2025
Unrealized gain (loss) on derivative instruments:
Balance at beginning of period	$(23,085)	$(17,903)	$(13,336)	$18,863
Other comprehensive income (loss) before reclassifications	559	213	24,235	(14,354)
Amounts reclassified from accumulated comprehensive income	3,946	(3,705)	(29,463)	(25,988)
Tax effect	(105)	720	(121)	804
Balance at end of period	(18,685)	(20,675)	(18,685)	(20,675)
Foreign currency translation adjustment
Balance at beginning of period	323	345	302	721
Other comprehensive income (loss) before reclassifications	(275)	(20)	(258)	44
Amounts reclassified from accumulated comprehensive income	1	(27)	5	(467)
Tax effect	—	—	—	—
Balance at end of period	49	298	49	298
Accumulated other comprehensive income (loss) at end of period	$(18,636)	$(20,377)	$(18,636)	$(20,377)

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

The Company recognizes equity-based compensation expense, for its RSU awards, in an amount equal to the grant-date fair value of the respective award. For RSUs granted during 2026, the grant-date fair value of service-based RSUs is based on the closing price of the Company’s common stock on the grant date, while the grant-date fair value of performance-based RSUs was determined using a Monte Carlo simulation model with the following assumptions: (i) expected term of 2.6 years, (ii) expected volatility of 54.0% and (iii) risk-free interest rate of 4.0%.

Compensation costs associated with service-based RSUs and performance-based RSUs are recognized only for those awards that ultimately vest, whereas compensation costs associated with market-based RSUs are recognized even if the market condition is never satisfied.

During the nine months ended September 30, 2026, the Company granted 1.6 million RSUs with an aggregate fair value of $13.2 million to certain employees and non-employee directors under the 2022 Equity Plan. As of September 30, 2026, there were 3.9 million shares available for future issuance under the 2022 Equity Plan.

The following table sets forth the RSU activity under the 2022 Equity Plan for the nine months ended September 30, 2026:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
		Weighted-Average		Weighted-Average		Weighted-Average
		Fair Value at		Fair Value at		Fair Value at
	Units	Grant Date	Units	Grant Date	Units	Grant Date
Outstanding at December 31, 2025	1,585,589	$9.48	557,466	$7.01	557,500	$4.52
Granted	1,089,016	7.91	475,945	9.55	—	—
Forfeited	(117,726)	8.95	(73,787)	7.97	(67,143)	4.52
Vested	(803,526)	9.90	(183,726)	7.01	—	—
Outstanding at September 30, 2026	1,753,353	$8.36	775,898	$8.48	490,357	$4.52

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2026	2025	2026	2025
Restricted stock units	1,784	1,874	1,444	2,057
Options	991	1,166	1,015	1,225
If-converted securities	36,483	35,472	39,138	34,857

The following table sets forth the computation of basic and diluted earnings per share under the two-class method for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2026	2025	2026	2025
Basic Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders	$(9,889)	$(19,015)	$(31,906)	$(67,624)
Denominator:
Weighted-average common shares outstanding - basic	97,629	95,569	97,409	94,847
Basic earnings (loss) per common share	$(0.10)	$(0.20)	$(0.33)	$(0.71)

Diluted Earnings per Common Share
Numerator:
Net income (loss) attributable to common shareholders - basic	$(9,889)	$(19,015)	$(31,906)	$(67,624)
Net income (loss) attributable to common shareholders - diluted	$(9,889)	$(19,015)	$(31,906)	$(67,624)
Denominator:
Weighted-average common shares outstanding - basic	97,629	95,569	97,409	94,847
Weighted-average common shares outstanding - diluted	97,629	95,569	97,409	94,847

Diluted (loss) earnings per common share	$(0.10)	$(0.20)	$(0.33)	$(0.71)

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

Selected financial data, including a reconciliation of total reportable segments’ Segment Adjusted EBITDA to loss before income taxes and equity in earnings from unconsolidated entities, is presented below for the periods indicated:

	Three Months Ended September 30, 2026
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$220,119	$80,081	$300,200

Segment Adjusted EBITDA	23,257	3,154	26,411
Less:
Interest expense			12,530
Depreciation and amortization			16,503
Transaction, restructuring and integration expense			3,790
Equity-based compensation			2,098
Conway extract and ready-to-drink facility pre-production costs			—
Conway extract and ready-to-drink facility scale up operating costs			—
Mark-to-market adjustments			(152)
(Gain) loss on disposal of property, plant and equipment			492
Other			(34)
Loss before income taxes and equity in earnings from unconsolidated entities			$(8,816)

Total assets	970,725	136,813	1,107,538

(1)	Excludes $0.4 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Three Months Ended September 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$263,029	$91,796	$354,825

Segment Adjusted EBITDA	20,422	5,755	26,177
Less:
Interest expense			14,023
Depreciation and amortization			13,898
Transaction, restructuring and integration expense			3,029
Equity-based compensation			3,629
Conway extract and ready-to-drink facility pre-production costs			5,246
Conway extract and ready-to-drink facility scale up operating costs			3,018
Mark-to-market adjustments			2,531
(Gain) loss on disposal of property, plant and equipment			8
Other			2,457
Loss before income taxes and equity in earnings from unconsolidated entities			$(21,662)

Total assets	1,038,389	139,623	1,178,012

(1)	Excludes $1.5 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Nine Months Ended September 30, 2026
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$703,310	$211,373	$914,683

Segment Adjusted EBITDA	68,698	11,573	80,271
Less:
Interest expense			39,047
Depreciation and amortization			50,171
Transaction, restructuring and integration expense			10,626
Equity-based compensation			5,394
Conway extract and ready-to-drink facility pre-production costs			327
Conway extract and ready-to-drink facility scale up operating costs			6,595
Mark-to-market adjustments			(4,669)
(Gain) loss on disposal of property, plant and equipment			1,545
Other			4,154
Loss before income taxes and equity in earnings from unconsolidated entities			$(32,919)

Total assets	970,725	136,813	1,107,538

(1)	Excludes $0.9 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

	Nine Months Ended September 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability	Total
Net sales(1)	$635,922	$213,558	$849,480

Segment Adjusted EBITDA	49,675	10,998	60,673
Less:
Interest expense			39,741
Depreciation and amortization			40,669
Transaction, restructuring and integration expense			7,297
Equity-based compensation			11,709
Conway extract and ready-to-drink facility pre-production costs			18,766
Conway extract and ready-to-drink facility scale up operating costs			13,953
Mark-to-market adjustments			(983)
(Gain) loss on disposal of property, plant and equipment			15
Other			1,998
Loss before income taxes and equity in earnings from unconsolidated entities			$(72,492)

Total assets	1,038,389	139,623	1,178,012

(1)	Excludes $7.9 million of intersegment revenues that represent sales of green coffee from our SS&T segment to our Beverage Solutions segment.

Significant segment expense for our reportable segments is presented below for the periods indicated:

	Three Months Ended September 30, 2026
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$220,119	$80,081
Less:
Costs of sales	170,749	73,893
Employee related(1)	13,158	2,169
Information technology	2,056	n/a
Advertising & marketing	513	n/a
Professional fees	2,973	n/a
Corporate insurance	1,613	n/a
Freight	2,708	n/a
Other segment expense(2)	3,092	865
Segment Adjusted EBITDA	$23,257	$3,154

(1)	Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.
(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Three Months Ended September 30, 2025
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$263,029	$91,796
Less:
Costs of sales	214,306	85,079
Employee related(1)	16,438	1,956
Information technology	1,826	n/a
Advertising & marketing	424	n/a
Professional fees	2,587	n/a
Corporate insurance	1,929	n/a
Freight	3,071	n/a
Other segment expense(2)	2,026	(994)
Segment Adjusted EBITDA	$20,422	$5,755

(1)

Employee related costs are costs reported within selling, general and administrative expense in our Condensed Consolidated Statements of Operations, and include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses.

(2)	Other segment expense includes equipment and real estate rent, equipment parts, supplies and service expenses and other overhead expenses.

	Nine Months Ended September 30, 2026
		Sustainable
	Beverage	Sourcing &
(Thousands)	Solutions	Traceability
Net Sales	$703,310	$211,373
Less:
Costs of sales	557,408	194,185
Employee related(1)	41,059	6,474
Information technology	5,574	n/a
Advertising & marketing	1,600	n/a
Professional fees	8,068	n/a
Corporate insurance	4,891	n/a
Freight	7,760	n/a
Other segment expense(2)	8,252	(859)
Segment Adjusted EBITDA	$68,698	$11,573

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

Discovery has commenced. The case was set for trial on February 22, 2027, but the Court has indicated that the trial will be re-scheduled and that a new scheduling order will be entered. The Company anticipates that trial will be re-scheduled for August 2027 or later. The Company intends to defend this matter vigorously and seek all recourse available to it, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

We are subject to various other claims and legal proceedings with respect to matters such as governmental regulations, and other actions arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flow.

We have future purchase obligations of $427.1 million as of September 30, 2026 that consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business.

At September 30, 2026, we had an obligation to repurchase $2.6 million of inventory associated with repurchase agreements in which the Company’s Sustainable Sourcing & Traceability segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase. The liability for these obligations is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

The Condensed Consolidated Financial Statements reflect the following transactions with related parties:

(Thousands)	September 30, 2026	December 31, 2025
Accrued expenses and other current liabilities
Westrock Group	$128	$383
Wooster Capital	32	96
HF Direct Investments Pool, LLC	224	558
Jeffrey H. Fox Revocable Trust	10	12
A. Wellford Tabor	26	54
Total	$420	$1,103

(Thousands)	September 30, 2026	December 31, 2025
Convertible notes payable - related party, net:
Westrock Group	$20,000	$20,000
Wooster Capital	5,000	5,000
HF Direct Investments Pool, LLC	35,000	35,000
Jeffrey H. Fox Revocable Trust	1,500	1,500
A. Wellford Tabor	4,000	4,000
Total	65,500	65,500
Unamortized debt costs	(617)	(746)
Total	$64,883	$64,754

	Nine Months Ended September 30,
(Thousands)	2026	2025
Interest expense:
Westrock Group	$758	$758
Wooster Capital	190	190
HF Direct Investments Pool, LLC	1,327	948
Jeffrey H. Fox Revocable Trust	57	—
A. Wellford Tabor	152	76
Total	$2,484	$1,972

In addition, the Company reimburses Westrock Group for the usage of a corporate aircraft program, and its portion of shared administrative expenses. For the three and nine months ended September 30, 2026, the Company recognized expenses of $0.2 million and $0.8 million, respectively, for such items, which are recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company recognized expenses of $0 million and $0.2 million, respectively, for such items. At September 30, 2026 and December 31, 2025, we had $0.3 million payable and $0.1 million payable to Westrock Group, respectively, related to such items.

During the three and nine months ended September 30, 2026, Falcon purchased $5.0 million and $14.4 million of green coffee from the Rwandan JV, in which the Company has a 49.9% interest. For the three and nine months ended September 30, 2025, Falcon purchased $3.8 million and $4.1 million of green coffee from the Rwandan JV. At September 30, 2026 and December 31, 2025, the Condensed Consolidated Balance Sheet included $4.2 million and $4.8 million in inventory that was purchased from the Rwandan JV, respectively. At September 30, 2026 and December 31, 2025, Falcon had $0.1 million and $1.2 million payable to the Rwandan JV, respectively.

Note 20. Subsequent Events

On October 21, 2026, the Company entered into a credit agreement (the “New Credit Agreement”) among Westrock Beverage Solutions, LLC, as the borrower, the Company, as holdings, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, as collateral agent, and as swingline lender, and each issuing bank and lender party thereto. The New Credit Agreement includes a senior secured first lien revolving credit facility in an initial aggregate principal amount of $300.0 million (the “New Revolving Credit Facility”) and a senior secured first lien term loan facility in an initial aggregate principal amount of $300.0 million (the “New Term Loan Facility”). All obligations under the New Credit Agreement are guaranteed by the Company and each of the Westrock Beverage Solutions, LLC material wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Company, Westrock Beverage Solutions, LLC, and the Subsidiary Guarantors, in each case subject to certain exceptions. The New Revolving Credit Facility and the New Term Loan Facility will mature on October 21, 2031 (subject to a springing maturity in certain circumstances).

The proceeds from the New Revolving Credit Facility and the New Term Loan Facility were used to repay indebtedness under the Company’s existing Credit Agreement, dated August 29, 2022 (see Note 10), to fund transaction costs and cash payments in connection with the transactions involving the Company’s 2029 Convertible Notes described below, and will be used for general corporate purposes.

The New Credit Agreement contains two financial covenants requiring (i) maintenance of a secured net leverage ratio not to exceed 4.50 to 1.00 for test periods ending on or prior to June 30, 2027, with step-downs to 4.25 to 1.00 for test periods ending after June 30, 2027 and on or prior to June 30, 2028 and to 4.00 to 1.00 for test periods ending thereafter (subject to the right to make up to two step-up elections following a specified Permitted Acquisition (as defined in the New Credit Agreement) to temporarily increase the maximum secured net leverage ratio by 0.50x, capped at 4.50 to 1.00, from the date of such Permitted Acquisition until (and including) the last day of the fourth consecutive fiscal quarter immediately following the consummation of such Permitted Acquisition), and (ii) maintenance of a fixed charge coverage ratio of not less than 1.20 to 1.00 (the “New Financial Covenants”). The New Financial Covenants will be tested on a quarterly basis commencing with the fiscal quarter ending on December 31, 2026.

On October 21, 2026, in connection with the Company’s entry into the New Credit Agreement, the Company repurchased and cancelled $40.0 million in aggregate principal amount of the 2029 Convertible Notes (the “Repurchase Transactions”) for aggregate cash consideration of approximately $20.7 million and 2,391,030 Common Shares pursuant to definitive agreements entered into between the Company and certain holders of such 2029 Convertible Notes on October 19, 2026.

Westrock Group and Wooster Capital, LLC, holders of 2029 Convertible Notes, and related parties to the Company (see Note 19), were party to the Repurchase Transactions. Westrock Group received $10.0 million in cash and 1,189,061 Common Shares, and Wooster Capital, LLC received $2.5 million in cash and 297,265 Common Shares for the repurchase and cancellation of their 2029 Convertible Notes.

Effective on October 21, 2026, in connection with the Company’s entry into the New Credit Agreement, the Company amended and restated $32 million in aggregate principal amount of the 2029 Convertible Notes (as so amended and restated, the “2032 Convertible Notes”) pursuant to definitive agreements entered into between the Company and certain holders of such 2029 Convertible Notes on October 20, 2026. The 2032 Convertible Notes will accrue interest on and after October 21, 2026, at a rate of 6.00% per annum and mature on January 31, 2032. The Company may, at its option, redeem the 2032 Convertible Notes in whole or in part if the closing price of its Common Shares, has been at least $14.25 (adjusted to take into account any stock split, reverse stock split, stock dividend, combination or similar recapitalization affecting the Common Shares) for at least 120 consecutive trading days. Following the Company’s delivery of an optional redemption notice, noteholders may elect to convert their 2032 Convertible Notes. The initial conversion price for the 2032 Convertible Notes was reduced from $12.84 to $9.50 per share, which corresponds to an initial conversion rate of approximately 105.26 Common Shares per $1,000 principal amount. The terms of the 2032 Convertible Notes are otherwise substantially similar to the terms of the 2029 Convertible Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2026. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our December 31, 2025 Audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2026.

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

Significant Developments

New Credit Agreement

On October 21, 2026, the Company entered into a credit agreement (the “New Credit Agreement”) among Westrock Beverage Solutions, LLC, as the borrower, the Company, as holdings, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, as collateral agent, and as swingline lender, and each issuing bank and lender party thereto. The New Credit Agreement includes a senior secured first lien revolving credit facility in an initial aggregate principal amount of $300.0 million (the “New Revolving Credit Facility”) and a senior secured first lien term loan facility in an initial aggregate principal amount of $300.0 million (the “New Term Loan Facility”). All obligations under the New Credit Agreement are guaranteed by the Company and each of the Westrock Beverage Solutions, LLC material wholly-

owned domestic subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Company, Westrock Beverage Solutions, LLC, and the Subsidiary Guarantors, in each case subject to certain exceptions. The New Revolving Credit Facility and the New Term Loan Facility will mature on October 21, 2031 (subject to a springing maturity in certain circumstances).

The proceeds from the New Revolving Credit Facility and the New Term Loan Facility were used to repay indebtedness under the Company’s existing Credit Agreement, dated August 29, 2022 (see Note 10), to fund transaction costs and cash payments in connection with the transactions involving the Company’s 5.00% convertible senior notes due 2029 (“2029 Convertible Notes”) described below, and will be used for general corporate purposes.

The New Credit Agreement contains two financial covenants requiring (i) maintenance of a secured net leverage ratio not to exceed 4.50 to 1.00 for test periods ending on or prior to June 30, 2027, with step-downs to 4.25 to 1.00 for test periods ending after June 30, 2027 and on or prior to June 30, 2028 and to 4.00 to 1.00 for test periods ending thereafter (subject to the right to make up to two step-up elections following a specified Permitted Acquisition (as defined in the New Credit Agreement) to temporarily increase the maximum secured net leverage ratio by 0.50x, capped at 4.50 to 1.00, from the date of such Permitted Acquisition until (and including) the last day of the fourth consecutive fiscal quarter immediately following the consummation of such Permitted Acquisition), and (ii) maintenance of a fixed charge coverage ratio of not less than 1.20 to 1.00 (the “New Financial Covenants”). The New Financial Covenants will be tested on a quarterly basis commencing with the fiscal quarter ending on December 31, 2026.

Convertible Notes Transactions

On October 21, 2026, in connection with the Company’s entry into the New Credit Agreement, the Company repurchased and cancelled $40.0 million in aggregate principal amount of the 2029 Convertible Notes for aggregate cash consideration of approximately $20.7 million and 2,391,030 shares of common stock, par value $0.01 per share (“Common Shares”) pursuant to definitive agreements entered into between the Company and certain holders of such 2029 Convertible Notes on October 19, 2026.

Effective on October 21, 2026, in connection with the Company’s entry into the New Credit Agreement, the Company amended and restated $32 million in aggregate principal amount of the 2029 Convertible Notes (as so amended and restated, the “2032 Convertible Notes”) pursuant to definitive agreements entered into between the Company and certain holders of such 2029 Convertible Notes on October 20, 2026. The 2032 Convertible Notes will accrue interest on and after October 21, 2026, at a rate of 6.00% per annum and mature on January 31, 2032. The Company may, at its option, redeem the 2032 Convertible Notes in whole or in part if the closing price of its Common Shares, has been at least $14.25 (adjusted to take into account any stock split, reverse stock split, stock dividend, combination or similar recapitalization affecting the Common Shares) for at least 120 consecutive trading days. Following the Company’s delivery of an optional redemption notice, noteholders may elect to convert their 2032 Convertible Notes. The initial conversion price for the 2032 Convertible Notes was reduced from $12.84 to $9.50 per share, which corresponds to an initial conversion rate of approximately 105.26 Common Shares per $1,000 principal amount. The terms of the 2032 Convertible Notes are otherwise substantially similar to the terms of the 2029 Convertible Notes.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
(Dollars in Thousands)	September 30, 2026	Revenues	September 30, 2025	Revenues
Net sales	$300,200	100.0%	$354,825	100.0%
Costs of sales	258,719	86.2%	313,423	88.3%
Gross profit	41,481	13.8%	41,402	11.7%

Selling, general and administrative expense	33,962	11.3%	46,996	13.2%
Transaction, restructuring and integration expense	3,790	1.3%	3,029	0.9%
Loss (gain) on disposal of property, plant and equipment	492	0.2%	8	0.0%
Total operating expenses	38,244	12.7%	50,033	14.1%
Income (loss) from operations	3,237	1.1%	(8,631)	(2.4)%

Other (income) expense
Interest expense	12,530	4.2%	14,023	4.0%
Other, net	(477)	(0.2)%	(992)	(0.3)%
Loss before income taxes and equity in earnings from unconsolidated entities	(8,816)	(2.9)%	(21,662)	(6.1)%
Income tax expense (benefit)	558	0.2%	(122)	(0.0)%
Equity in (earnings) loss from unconsolidated entities	602	0.2%	(2,437)	(0.7)%
Net loss	$(9,976)	(3.3)%	$(19,103)	(5.4)%
Amortization of Series A Convertible Preferred Shares	87	0.0%	88	0.0%
Net loss attributable to common shareholders	$(9,889)	(3.3)%	$(19,015)	(5.4)%

Net Sales

	Three Months Ended September 30,
(Thousands)	2026	2025
Beverage Solutions	$220,119	$263,029
Sustainable Sourcing & Traceability(1)	80,081	91,796
Total net sales	$300,200	$354,825
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $220.1 million for the three months ended September 30, 2026, decreasing 16.3% compared to $263.0 million for the three months ended September 30, 2025. The decrease was primarily due to a $62.0 million decrease in the sale of coffee and tea products, driven by $26.1 million of tariff refunds expected to be refunded to customers that are reported as a reduction to nets sales, the pass-through of lower average green coffee prices during the third quarter compared to the prior year, and a 35.5% decrease in single serve cup volumes, primarily related to the loss of a customer who was acquired by a competitor in the coffee industry, partially offset by a $19.8 million increase in the sale of flavors, extracts & ingredients products, driven by a ramp up of glass bottle production during 2026.

Net Sales from our SS&T segment, net of intersegment revenues, were $80.1 million for the three months ended September 30, 2026, decreasing 12.8% compared to $91.8 million for the three months ended September 30, 2025, driven primarily by a decrease in sales volume of 10.6%.

Costs of Sales

	Three Months Ended September 30,
(Thousands)	2026	2025
Beverage Solutions	$184,979	$225,812
Sustainable Sourcing & Traceability	73,740	87,611
Total costs of sales	$258,719	$313,423

In our Beverage Solutions segment, costs of sales decreased $40.8 million to $185.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in costs of sales was primarily driven by $26.1 million of tariff refunds received from vendors, which are reported as a reduction in costs of sales, lower average green coffee prices during the third quarter compared to the prior year, and a decrease in sales volumes for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

In our SS&T segment, costs of sales decreased $13.9 million to $73.7 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This decrease is primarily due to a decrease in green coffee sales volume. Costs of sales in our SS&T segment for the three months ended September 30, 2026 included $0.2 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $2.5 million of net unrealized losses for the three months ended September 30, 2025.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2026		2025
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$30,834	14.0%	$44,145	16.8%
Sustainable Sourcing & Traceability	3,128	3.9%	2,851	3.1%
Total selling, general and administrative expense	$33,962	11.3%	$46,996	13.2%

Total selling, general and administrative expenses in our Beverage Solutions segment decreased $13.3 million to $30.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease is primarily due to a $8.3 million decrease in start-up costs associated with our Conway, Arkansas extract and ready-to-drink manufacturing facility (the “Conway Facility”) and a $4.8 million decrease in personnel expenses, $3.4 million of which relate to cost-savings initiatives implemented in prior periods and $1.4 million of which relate to equity-based compensation expense. In our SS&T segment, selling, general and administrative costs were relatively unchanged compared to the three months ended September 30, 2025.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expense for the three months ended September 30, 2026 was $3.8 million, approximately $2.6 million of which related to severance costs and $1.1 million of which related to costs associated with improving the Company’s operating infrastructure. During the three months ended September 30, 2025, we incurred $3.0 million of transaction, restructuring and integration expenses, approximately $2.3 million of which related to severance costs.

Interest Expense

Interest expense for the three months ended September 30, 2026 was $12.5 million compared to $14.0 million for the three months ended September 30, 2025.

	Three Months Ended September 30,
(Thousands)	2026	2025
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$3,171	$4,156
Revolving credit facility	2,846	3,762
Convertible notes payable	466	281
Convertible notes payable - related party	837	639
Supply chain finance program	1,912	1,746
International trade finance lines	1,366	1,845
International notes payable	218	170
Other	864	641
Total cash interest	11,680	13,240
Non-cash:
Amortization of deferred financing costs	850	989
Capitalized interest	—	(206)
Total non-cash interest	850	783
Total interest expense	$12,530	$14,023

Income Tax Expense (Benefit)

Income tax expense for the three months ended September 30, 2026 was $0.6 million, resulting in an effective tax rate of (5.9)%. The effective tax rate for the current period differs from the federal statutory rate primarily due to the effect of cross-border tax laws (specifically, net controlled foreign corporation tested income) and an increase in the valuation allowance against domestic deferred tax assets. Income tax benefit for the three months ended September 30, 2025 was $0.1 million, resulting in an effective tax rate of 0.6%.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Nine Months Ended	% of	Nine Months Ended	% of
(Dollars in Thousands)	September 30, 2026	Revenues	September 30, 2025	Revenues
Net Sales	$914,683	100.0%	$849,480	100.0%
Costs of sales	789,686	86.3%	737,610	86.8%
Gross profit	124,997	13.7%	111,870	13.2%

Selling, general and administrative expense	107,781	11.8%	141,271	16.6%
Transaction, restructuring and integration expense	10,626	1.2%	7,297	0.9%
Impairment charges	—	0.0%	—	0.0%
Loss (gain) on disposal of property, plant and equipment	1,545	0.2%	15	0.0%
Total operating expenses	119,952	13.1%	148,583	17.5%
Income (loss) from operations	5,045	0.6%	(36,713)	(4.3)%

Other (income) expense
Interest expense	39,047	4.3%	39,741	4.7%
Change in fair value of warrant liabilities	—	0.0%	—	0.0%
Other, net	(1,083)	(0.1)%	(3,962)	(0.5)%
Loss before income taxes and equity in earnings from unconsolidated entities	(32,919)	(3.6)%	(72,492)	(8.5)%
Income tax expense (benefit)	2,122	0.2%	1,336	0.2%
Equity in (earnings) loss from unconsolidated entities	(2,875)	(0.3)%	(5,944)	(0.7)%
Net loss	$(32,166)	(3.5)%	$(67,884)	(8.0)%
Amortization of Series A Convertible Preferred Shares	260	0.0%	260	0.0%
Net loss attributable to common shareholders	$(31,906)	(3.5)%	$(67,624)	(8.0)%

Net Sales

	Nine Months Ended September 30,
(Thousands)	2026	2025
Beverage Solutions	$703,310	$635,922
Sustainable Sourcing & Traceability(1)	211,373	213,558
Total net sales	$914,683	$849,480
(1)	Net of intersegment revenues.

Net Sales from our Beverage Solutions segment were $703.3 million for the nine months ended September 30, 2026, increasing 10.6% compared to $635.9 million for the nine months ended September 30, 2025. The increase was primarily due to a $67.2 million increase in the sale of flavors, extracts and ingredients products, driven by a 35.7% increase in can volumes and the ramp up of glass bottle production, partially offset by $27.3 million of tariff refunds expected to be refunded to customers that are reported as a reduction to nets sales and an 8.5% decrease in single serve cup volumes, primarily related to the loss of a customer who was acquired by a competitor in the coffee industry.

Net Sales from our SS&T segment, net of intersegment revenues, were relatively unchanged compared to the nine months ended September 30, 2025.

Costs of Sales

	Nine Months Ended September 30,
(Thousands)	2026	2025
Beverage Solutions	$600,170	$541,710
Sustainable Sourcing & Traceability	189,516	195,900
Total costs of sales	$789,686	$737,610

In our Beverage Solutions segment, costs of sales increased to $600.2 million for the nine months ended September 30, 2026, from $541.7 million for the nine months ended September 30, 2025. The increase in costs of sales was primarily driven by an increase in sales volumes compared to the nine months ended September 30, 2025, partially offset by $27.3 million of tariff refunds received from vendors, which are reported as a reduction in costs of sales.

In our SS&T segment, costs of sales decreased $6.4 million to $189.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This decrease is primarily due to a decrease in green coffee sales volume. Costs of sales in our SS&T segment for the nine months ended September 30, 2026 included $4.7 million of net unrealized gains on forward sales and purchase contracts and mark-to-market adjustments on green coffee inventory compared to $1.0 million of net unrealized gains for the nine months ended September 30, 2025.

Selling, General and Administrative Expense

	Nine Months Ended September 30,
	2026		2025
		% of Segment		% of Segment
(Dollars in Thousands)	Amount	Revenues	Amount	Revenues
Beverage Solutions	$98,666	14.0%	$133,429	21.0%
Sustainable Sourcing & Traceability	9,115	4.3%	7,842	3.7%
Total selling, general and administrative expense	$107,781	11.8%	$141,271	16.6%

Total selling, general and administrative expenses in our Beverage Solutions segment decreased $34.8 million to $98.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease is primarily due to a $25.8 million decrease in start-up costs associated with the Conway Facility and a $9.1 million decrease in personnel expenses, $5.7 million of which relate to equity-based compensation and $3.4 million of which relate to cost-savings initiatives implemented in prior periods. In our SS&T segment, selling, general and administrative costs increased $1.3 million for the nine months ended September 30, 2026, primarily due to a $0.7 million increase in personnel-related costs compared to the nine months ended September 30, 2025.

Transaction, Restructuring and Integration Expense

Transaction, restructuring and integration expense for the nine months ended September 30, 2026 was $10.6 million, approximately $6.1 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives, $2.8 million of which related to costs associated with improving the Company’s operating infrastructure and $1.3 million of which related to non-capitalizable costs associated with the Sixth Amendment. During the nine months ended September 30, 2025, we incurred $7.3 million of transaction, restructuring and integration expenses, approximately $5.0 million of which related to severance and other employee termination and benefit costs associated with the elimination of various positions as part of cost reduction objectives, $0.8 million of plant closure costs and $0.3 million of which related to fees related to the establishment of our accounts receivable factoring agreement.

Interest Expense

	Nine Months Ended September 30,
(Thousands)	2026	2025
Interest expense
Cash:
Term loan and delayed draw term loan facilities	$10,514	$11,965
Revolving credit facility	8,866	10,879
Convertible notes payable	1,384	834
Convertible notes payable - related party	2,484	1,896
Supply chain finance program	5,606	5,801
International trade finance lines	4,012	4,601
International notes payable	538	515
Other	2,138	1,206
Total cash interest	35,542	37,697
Non-cash:
Amortization of deferred financing costs	3,505	2,881
Capitalized interest	—	(837)
Total non-cash interest	3,505	2,044
Total interest expense	$39,047	$39,741

Income Tax Expense (Benefit)

Income tax expense for the nine months ended September 30, 2026 was $2.1 million, resulting in an effective tax rate of (7.1)%. The effective tax rate for the current period differs from the federal statutory rate primarily due to the effect of cross-border tax laws (specifically, net controlled foreign corporation tested income) and an increase in the valuation allowance against domestic deferred tax assets. Income tax expense for the nine months ended September 30, 2025 was $1.3 million, resulting in an effective tax rate of (2.0)%.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2026. As of September 30, 2026, there have been no material changes to these estimates.

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

The reconciliation of our net (loss) income to EBITDA and Consolidated Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2026	2025	2026	2025
Net loss	$(9,976)	$(19,103)	$(32,166)	$(67,884)
Interest expense	12,530	14,023	39,047	39,741
Income tax expense (benefit)	558	(122)	2,122	1,336
Depreciation and amortization	16,503	13,898	50,171	40,669
EBITDA	19,615	8,696	59,174	13,862
Transaction, restructuring and integration expense	3,790	3,029	10,626	7,297
Equity-based compensation	2,098	3,629	5,394	11,709
Conway extract and ready-to-drink facility pre-production costs	—	5,246	327	18,766
Mark-to-market adjustments	(152)	2,531	(4,669)	(983)
Loss on disposal of property, plant and equipment	492	8	1,545	15
Other	568	20	1,279	(3,946)
Consolidated Adjusted EBITDA	$26,411	$23,159	$73,676	$46,720

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, and fund investment activities, which include capital expenditures. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities, and available borrowings under our New Credit Agreement (as defined herein).

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

Prior Credit Agreement

The Company was previously party to a credit agreement (as amended, modified or supplemented, the “Credit Agreement”) among the Company, Westrock Beverage Solutions, LLC, as the borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, Wells Fargo Securities, LLC, as sustainability structuring agent, and each issuing bank and lender party thereto. The Credit Agreement included (a) a senior secured first lien revolving credit facility in an aggregate principal amount of $200.0 million (the “Revolving Credit Facility”), (b) a senior secured first lien term loan facility in an aggregate principal amount of $175.0 million (the “Term Loan Facility”) and (c) incremental term loan commitments in the form of a senior secured delayed draw term loan credit facility (the “Delayed Draw Term Loan Facility”) in the aggregate principal amount of $50.0 million. All obligations under the Credit Agreement were guaranteed by the Company and each of the Borrower’s domestic subsidiaries, which comprise our Beverage Solutions segment, and were secured by substantially all of the Company’s assets.

Borrowings under the Revolving Credit Facility, the Term Loan Facility and the Delayed Draw Term Loan Facility bore interest, at the Borrower’s option, initially at an annual rate equal to (a) term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months and 0.25% for loans with an interest period of six months, as applicable, (the “Adjusted Term SOFR”) or (b) the base rate (determined by reference to the greatest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate from time to time plus 0.50% and (iii) the Adjusted Term SOFR for a one month interest period plus 1.00%, (the “Base Rate”)), in each case plus an applicable margin.

At September 30, 2026, we had $145.0 million of outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 6.8%, and we had $2.0 million of standby letters of credit outstanding. At September 30, 2026, the interest rate applicable to our Term Loan Facility was 7.3%, and the interest rate applicable to our Delayed Draw Term Loan Facility was 6.9%.

Concurrently with entering the New Credit Agreement, as described below, the Company repaid all outstanding obligations and terminated all commitments under the Credit Agreement and terminated the Credit Agreement.

The Company believes that its secured net leverage under the Credit Agreement is important to the understanding of the Company’s financial condition and liquidity. At September 30, 2026, the Company’s secured net leverage ratio was 3.07:1.00, compared to a maximum allowable ratio of 4.00:1.00, with such calculation set forth below:

(Thousands, except leverage ratio)	Trailing Twelve-Months
Beverage Solutions Segment Adjusted EBITDA	$87,504
Permissible credit agreement adjustments(1)	5,538
Trailing Twelve-Months Credit Agreement Adjusted EBITDA	$93,042

End of period:
Term loan facility	$135,625
Delayed draw term loan facility	42,500
Revolving credit facility	145,000
Letters of credit outstanding	1,980
Secured debt	325,105
Beverage Solutions unrestricted cash and cash equivalents	(39,011)
Secured net debt	$286,094

Beverage Solutions Credit Agreement secured net leverage ratio	3.07x

(1)	Consists primarily of pro forma run-rate impact of cost savings initiatives, as permitted by the Credit Agreement.

A reconciliation of trailing twelve-months Beverage Solutions Adjusted EBITDA is as follows:

(Thousands)
Year ended December 31, 2025	$68,481
Nine months ended September 30, 2026	68,698
Nine months ended September 30, 2025	(49,675)
Trailing Twelve-Months Beverage Solutions Adjusted EBITDA	$87,504

New Credit Agreement

On October 21, 2026, the Company entered into a credit agreement (the “New Credit Agreement”) among Westrock Beverage Solutions, LLC, as the borrower, the Company, as holdings, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, as collateral agent, and as swingline lender, and each issuing bank and lender party thereto. The New Credit Agreement includes a senior secured first lien revolving credit facility in an initial aggregate principal amount of $300.0 million (the “New Revolving Credit Facility”) and a senior secured first lien term loan facility in an initial aggregate principal amount of $300.0 million (the “New Term Loan Facility”). All obligations under the New Credit Agreement are guaranteed by the Company and each of the Westrock Beverage Solutions, LLC material wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Company, Westrock Beverage Solutions, LLC, and the Subsidiary Guarantors, in each case subject to certain exceptions. The New Revolving Credit Facility and the New Term Loan Facility will mature on October 21, 2031 (subject to a springing maturity in certain circumstances).

The proceeds from the New Revolving Credit Facility and the New Term Loan Facility were used to repay indebtedness under the Company’s existing Credit Agreement, to fund transaction costs and cash payments in connection with the transactions involving the Company’s 2029 Convertible Notes described below and will be used for general corporate purposes.

Borrowings under the New Revolving Credit Facility and the New Term Loan Facility will bear interest, at the Company’s option, at an annual rate equal to the Term SOFR Rate (as defined in the New Credit Agreement) for the applicable interest period plus the applicable margin or the ABR (as defined in the New Credit Agreement) plus the applicable margin. The applicable margin for the New Revolving Credit Facility and the New Term Loan Facility ranges from 2.50% to 4.00% for Term SOFR Rate loans and from 1.50% to 3.00% for ABR loans, in each case depending on the secured net leverage ratio, with an initial rate of 3.50% per annum for Term SOFR Rate loans and 2.50% per annum for ABR. Commitment fees on the daily unused amount of commitments under the New Revolving Credit Facility range from 0.25% to 0.40% depending on the secured net leverage ratio, with an initial rate of 0.35% per annum.

The New Term Loan Facility requires schedule amortization payments totaling 2.5% of the original principal balance in year 1 of the New Credit Agreement, increasing to 5.0% of the original principal balance in years 2 through 4 of the New Credit Agreement and 7.5% of the original principal balance in the year 5 of the New Credit Agreement. Payments are to be made quarterly, with the first scheduled payment due March 31, 2027.

The New Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include limitations on Westrock Beverage Solutions, LLC and its subsidiaries with respect to, among other things, indebtedness; liens; investments, loans, and advances; mergers, consolidations, sales of assets, and acquisitions; restricted payments; junior debt restricted payments; and restrictions on subsidiary distributions and negative pledge clauses. The Company is also subject to a negative covenant placing limitations on its assets, its liabilities and the activities and business in which it may engage.

The New Credit Agreement contains two financial covenants requiring (i) maintenance of a secured net leverage ratio not to exceed 4.50 to 1.00 for test periods ending on or prior to June 30, 2027, with step-downs to 4.25 to 1.00 for test periods ending after June 30, 2027 and on or prior to June 30, 2028 and to 4.00 to 1.00 for test periods ending thereafter (subject to the right to make up to two step-up elections following a specified Permitted Acquisition (as defined in the New Credit Agreement) to temporarily increase the maximum secured net leverage ratio by 0.50x, capped at 4.50 to 1.00, from the date of such Permitted Acquisition until (and including) the last day of the fourth consecutive fiscal quarter immediately following the consummation of such Permitted Acquisition), and (ii) maintenance of a fixed charge coverage ratio of not less than 1.20 to 1.00 (the “New Financial Covenants”). The New Financial Covenants will be tested on a quarterly basis commencing with the fiscal quarter ending on December 31, 2026.

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

The 2029 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At September 30, 2026, the carrying value of the 2029 Convertible Notes was $71.8 million, of which $51.8 million was from related parties. We incurred a total of $0.5 million of financing fees in connection with the 2029 Convertible Notes, which were ratably allocated to the convertible notes payable and the convertible notes payable – related party, respectively, and are being amortized into interest expense over the remaining term of the 2029 Convertible Notes utilizing the effective interest rate method.

Pursuant to the terms of the 2029 Convertible Notes, noteholders could previously convert their 2029 Convertible Notes at their option only in the following circumstances: (i) during the period commencing on August 15, 2024, and prior to the close of business on the trading day immediately preceding August 15, 2028, if the closing price for at least 20 trading days (whether or not consecutive) during the period of any 30 consecutive trading days in the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price; (ii) during the period commencing on August 15, 2028, and prior to the close of business on the second scheduled trading day immediately preceding February 15, 2029, at any time; and (iii) during the 35 trading days following the effective date of certain fundamental change transactions that occur prior to the close of business on the trading day immediately preceding August 15, 2028.

The Company will settle conversions by paying or delivering, as applicable, at the Company’s election, cash, Common Shares, or a combination of cash and Common Shares. The Company may not issue more than 19.99% of the issued and outstanding Common Shares immediately prior to the issuance of the 2029 Convertible Notes in respect of the conversion of the 2029 Convertible Notes. The initial conversion price of the 2029 Convertible Notes was $12.84, which corresponds to an initial conversion rate of approximately 77.88 Common Shares per $1,000 principal amount of 2029 Convertible Notes. The conversion price and conversion rate are subject to customary adjustments.

On October 21, 2026, in connection with the Company’s entry into the New Credit Agreement, the Company repurchased and cancelled $40.0 million in aggregate principal amount of the 2029 Convertible Notes for aggregate cash consideration of approximately $20.7 million and 2,391,030 Common Shares pursuant to definitive agreements entered into between the Company and certain holders of such 2029 Convertible Notes on October 19, 2026.

Effective on October 21, 2026, in connection with the Company’s entry into the New Credit Agreement, the Company amended and restated $32 million in aggregate principal amount of the 2029 Convertible Notes (as so amended and restated, the “2032 Convertible Notes”) pursuant to definitive agreements entered into between the Company and certain holders of such 2029 Convertible Notes on October 20, 2026. The 2032 Convertible Notes will accrue interest on and after October 21, 2026, at a rate of 6.00% per annum and mature on January 31, 2032. The Company may, at its option, redeem the 2032 Convertible Notes in whole or in part if the closing price of its Common Shares, has been at least $14.25 (adjusted to take into account any stock split, reverse stock split, stock dividend, combination or similar recapitalization affecting the Common Shares) for at least 120 consecutive trading days. Following the Company’s delivery of an optional redemption notice, noteholders may elect to convert their 2032 Convertible Notes. The initial conversion price for the 2032 Convertible Notes was reduced from $12.84 to $9.50 per share, which corresponds to an initial conversion rate of approximately 105.26 Common Shares per $1,000 principal amount. The terms of the 2032 Convertible Notes are otherwise substantially similar to the terms of the 2029 Convertible Notes.

On November 4, 2025, the Company sold and issued in a private placement $30.0 million in aggregate principal amount of 5.00% convertible senior notes due 2031 (the “2031 Convertible Notes,” together with the 2032 Convertible Notes, the “Convertible Notes”), of which $13.5 million was from related parties (see Note 19). The 2031 Convertible Notes are unsecured, senior obligations of the Company and accrue interest at a rate of 5.00% per annum.

The 2031 Convertible Notes are carried at amortized cost and are recorded in long-term debt, net and convertible notes payable – related party, net on the Condensed Consolidated Balance Sheets. At September 30, 2026, the carrying value of the 2031 Convertible Notes was $29.0 million, of which $13.1 million was from related parties.

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

The Convertible Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Convertible Notes contain customary terms regarding events of default. If any event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, then each noteholder may, by written notice to the Company, declare the principal amount of, and all accrued and unpaid interest on, such noteholder’s 2032 Convertible Notes and/or 2031 Convertible Notes to become due and payable immediately. If an event of default involving certain events of bankruptcy, insolvency or reorganization occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2032 Convertible Notes and/or 2031 Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person.

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

At September 30, 2026, there was $77.9 million of outstanding borrowings under the facility, which is recorded in short-term debt in the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and net worth. Falcon was in compliance with these financial covenants as of September 30, 2026.

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

At September 30, 2026, there was $5.9 million of outstanding borrowings under the facility, of which $4.4 million and $1.5 million is recorded in long-term debt, net and current maturities of long-term debt, respectively, on the Condensed Consolidated Balance Sheets. Falcon’s facility contains certain restrictive financial covenants which require Falcon to maintain certain levels of working capital, debt, and tangible net worth. Falcon was in compliance with these financial covenants as of September 30, 2026.

Supply Chain Finance Program

The Company is party to a supply chain finance program (the “Program”) with a third-party financing provider to provide better working capital usage by deferring payments for certain raw materials of up to $100.0 million. Under the Program, the financing provider remits payment to the Company’s suppliers for approved invoices, and the Company repays the financing provider the amount of the approved invoices, plus a financing charge, on 180-day terms. The Program is uncommitted, and the financing provider may, at its sole discretion, cancel the Program at any time. The Company may request cancellation of the Program in whole or in respect of one or more approved suppliers. Due to the extension of payment terms beyond the original due date of approved invoices, obligations under the Program are recorded outside of accounts payable, within our supply chain finance program, on our Condensed Consolidated Balance Sheets. As of September 30, 2026, there were $99.9 million obligations outstanding under the Program.

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

During the nine months ended September 30, 2026, the Company received cash proceeds of $230.2 million related to the sale of receivables under the Factoring Agreement, remitted approximately $237.0 million of customer payments to the Factor, and incurred approximately $1.2 million of fees associated with these sales, which are recorded within selling, general and administrative expense on the Condensed Consolidated Statements of Operations. At September 30, 2026, the Company held $9.9 million of customer payments that have yet to be remitted to the Factor, which is recorded within restricted cash on the Condensed Consolidated Balance Sheets.

Green Coffee Repurchase Program

The Company is party to a master commodity purchase and sale agreement (the “Commodity Program”) with a third-party financing provider whereby the Company may enter into commodities purchase and sales, including transactions in which the Company sells green coffee to the financing provider, but retains a right, or obligation, to re-purchase the green coffee at the original sales price, plus a finance charge (“Repo Transactions”). The Commodity Program is uncommitted and may be canceled by the financing provider at any time. At September 30, 2026 and December 31, 2025, the Company had a right, or obligation, to repurchase none and $11.8 million, respectively, of green coffee from the financing provider. The liability for Repo Transactions is recorded within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Cash flows related to Repo Transactions are reported as financing activities in our Condensed Consolidated Statements of Cash Flows. The Company terminated the Commodity Program in October 2026.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock not to exceed 5,000,000 Common Shares in the aggregate. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. During the three and nine months ended September 30, 2026, the Company had no sales of Common Shares under the ATM Program. As of September 30, 2026, there were 3,030,324 of remaining shares authorized to be sold under the ATM Program.

Current and Long-Term Liquidity

Our liquidity needs are to fund operating expenses, meet debt service obligations, and fund both current and long-term investment activities, which include capital expenditures. We believe cash from operations, and borrowings available under the New Revolving Credit Facility will provide sufficient cash on-hand to fund our operating expenses, debt service, near-term investment activities and near-term growth strategies, which include, (i) extending and enhancing product offerings through innovation, (ii) expanding our customer base and (iii) continuing to drive margin expansion. However, the Company will continuously evaluate its liquidity needs, especially in light of “C” market price volatility and tariff and trading restrictions (as discussed above) and may seek to opportunistically access additional liquidity, including through either the debt or equity capital markets. If it is determined that we have insufficient liquidity to fund our operating expenses, debt service and near-term investment activities, we may delay and/or reprioritize our near-term growth strategies, which may have an adverse impact on our ability to achieve our growth objectives.

We believe that cash from operations, borrowings available under the Revolving Credit Facility and our ability to obtain future financing will provide sufficient cash on hand to fund our long-term liquidity needs and growth strategies, which include (i) expanding geographically and (ii) finding accretive acquisitions.

Redemptions of Series A Preferred Shares

After February 26, 2028, any holder of Westrock Series A Preferred Shares may require Westrock to redeem all or any whole number of such holder’s Westrock Series A Preferred Shares in cash, subject to applicable law and the terms of any credit agreement or similar arrangement pursuant to which a third-party lender provides debt financing to Westrock or its subsidiaries, at a redemption price per share equal to the greater of (a) the liquidation preference and (b) the product of (i) the number of Common Shares that would have been obtained from converting one Westrock Series A Preferred Share on the redemption notice date and (ii) the simple average of the daily volume-weighted average price per Common Share for the ten (10) trading days ending on and including the trading day immediately preceding the redemption notice date. Assuming that the liquidation preference of the Westrock Series A Preferred Shares remains $11.50 per share and all 23,510,527 Westrock Series A Preferred Shares outstanding at September 30, 2026 remain outstanding after February 26, 2028, we estimate an aggregate redemption payment of at least approximately $270.4 million. If Westrock was required by the holders to redeem a significant number of Westrock Series A Preferred Shares, Westrock may not have enough cash available (including through draws on its credit facility) for other purposes such as paying dividends on the Common Shares, purchasing Common Shares, financing acquisitions or other expansions, paying employee incentives and/or executing its business strategy. An outflow of a significant amount of cash from Westrock as a result of redemptions of the Westrock Series A Preferred Shares may cause a deterioration in the financial condition of Westrock and our ability to pay our other obligations and/or execute our business strategy. The impact of such redemptions on Westrock will depend, among other things, on the financial condition of Westrock at the time of such redemptions, including the amount of available cash on hand and ability to draw on Westrock’s credit facilities or obtain other sources of financing, the business strategies and objectives of Westrock at that time and the magnitude of such redemptions. Additionally, we may reserve cash, refrain from pursuing other business objectives and/or direct cash away from other business objectives to ensure that we have sufficient available cash to satisfy holder redemptions, and this may adversely affect our business and financial condition and ability to execute on our business strategy.

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

Future purchase obligations of $427.1 million as of September 30, 2026 consist of commitments for the purchase of inventory over the next 12 months. These obligations represent the minimum contractual obligations expected under the normal course of business. There are no material purchase obligations beyond 12 months.

We have future obligations to repurchase $2.6 million of inventory associated with repurchase agreements in which the Company’s SS&T segment has sold inventory to a third party and from whom the Company’s Beverage Solutions segment has an obligation to repurchase.

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

Capital expenditures for the nine months ended September 30, 2026 and 2025 were as follows:

			Customer
			Beverage
(Thousands)	Growth	Maintenance	Equipment	Other	Total
Nine months ended September 30, 2026	$18,014	$3,480	$503	$410	$22,407
Nine months ended September 30, 2025	$75,390	$1,984	$1,133	$1,378	$79,885

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) None.

(c)

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Westrock Coffee Company	10-Q	001-41485	3.1	August 29, 2022

3.2	Bylaws of Westrock Coffee Company	10-Q	001-41485	3.2	August 29, 2022
4.1	Form of 2032 Convertible Note of Westrock Coffee Company, dated as of February 15, 2024, and amended and restated as of October 21, 2026	8-K	001-41485	4.1	October 21, 2026

10.1	Employment Agreement, dated August 5, 2026, by and between Westrock Coffee Company and Samuel Ford	10-Q	001-41485	10.5	August 6, 2026

10.2*	Credit Agreement, dated as of October 21, 2026, among Westrock Beverage Solutions, LLC, as the borrower, Westrock Coffee Company, as holdings, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, as collateral agent, and as swingline lender, and each issuing bank and lender party thereto	8-K	001-41485	10.1	October 21, 2026

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**

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

Westrock Coffee Company
Date: November 5, 2026	By:	/s/ T. Christopher Pledger
	Name:	T. Christopher Pledger
	Title:	Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

Date: November 5, 2026	By:	/s/ Blake Schuhmacher
	Name:	Blake Schuhmacher
	Title:	Senior Vice President – Chief Accounting Officer
(Principal Accounting Officer)